Form 10KSB
period 1998-12-31
CLARKSTON FINANCIAL CORP
filed 1999-03-29
CIK 1068366

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------


                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                        Commission file number 333-63685

                         CLARKSTON FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

             MICHIGAN                                      38-3412321
  (State of other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                       Identification No.)

                 15 South Main Street, Clarkston, Michigan 48346
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (248) 625-8585

   Securities registered pursuant to Section 12(b) of the Exchange Act: None

   Securities registered pursuant to Section 12(g) of the Exchange Act: None.

                                   -----------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_ No ____

Check here if there is no disclosure by delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. |X|

The registrant's revenues for 1998 were $35,000. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the
Registrant, based on a per share price of $8.25 as of March 10, 1999, was $6,891,225 (common stock, no par value). As of March 10, 1999, there were outstanding 951,000 shares of the Company's common stock (no par value).

Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 1999 are incorporated by reference into Part II and Part III of this Report.

                                     PART I

ITEM 1:   Business


The Company

     Clarkston Financial Corporation (the "Company") was incorporated on May 18, 1998 under Michigan law and is a bank holding company owning all of the outstanding common stock of Clarkston State Bank (the "Bank"). The Bank is organized as a Michigan chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank's initial primary service area is Independence Township, which includes the City of Clarkston, and the adjacent township of Waterford, both of which are located in North Oakland County, Michigan. The Bank provides a full range of commercial and consumer banking services for small to medium size businesses as well as individuals. The Bank's lending strategy is to focus on commercial and consumer lending and to a lesser extent residential mortgage lending. The Bank offers a broad array of deposit products and may also provide customers with credit cards, trust services, insurance products and investment products through third-party service providers.

     Significant events in 1998 included the Company's underwritten initial public offering in November 1998. The Company issued 950,000 shares of common stock in the initial public offering, resulting in net proceeds to the Company of $8.8 million. On December 18, 1998, the Company transferred $8,496,860 to the Bank to capitalize the Bank.

     The Bank opened for business on January 4, 1999. As of February 28, 1999, the Company had total assets of $12.3 million, total deposits of $3.8 million, approximately 1,048 deposit accounts and shareholders' equity of $8.5 million.

     The Company's and the Bank's main office is located at 15 South Main Street, Clarkston, Michigan 48346, and its telephone number is (248) 625-8585. Unless the context clearly indicates otherwise, financial information and other references to the Company include the Bank.

Products and Services

     Commercial Loans. Commercial loans are made primarily to small and mid-sized businesses. These loans are and will be both secured and unsecured and are made available for general operating purposes, acquisition of fixed assets including real estate, purchases of equipment and machinery, financing of inventory and accounts receivable, as well as any other purposes considered appropriate. The Bank generally looks to a borrower's business operations as the principal source of repayment, but will also receive, when appropriate, mortgages on real estate, security interests in inventory, accounts receivable and other personal property and/or personal guarantees.

     Although the Bank takes a progressive and competitive approach to lending, it stresses high quality in its loans. Because of the Bank's local nature, management believes that quality control should be achievable while still providing prompt and personal service. On a monthly basis, the Board of Directors reviews selected loans made in the preceding month. In addition, a loan committee of the Board of Directors of the Bank also reviews larger loans for prior approval when the loan request exceeds the established limits for the senior officers.

     Commercial real estate lending involves more risk than residential lending, because loan balances are greater and repayment is dependent upon the borrower's operation. The Bank attempts to minimize risk associated with these transactions by generally limiting its exposure to owner operated properties of well-known customers or new customers with an established profitable history. In many cases, risk is further reduced by (i) limiting the amount of credit to any one borrower to an amount less than the Bank's legal lending limit; and (ii) avoiding certain types of commercial real estate financings.

     Residential Real Estate Loans. The Bank originates residential mortgage loans, which are generally long-term with either fixed or variable interest rates. The Bank's general policy, which is subject to review by management as a result of changing market and economic conditions and other factors, is to retain all or a portion of variable interest rate mortgage loans in the Bank's loan portfolio and to sell all fixed rate loans in the secondary market. The Bank also offers home equity loans. The Bank retains servicing rights with respect to residential mortgage loans that it originates.

     Personal Loans and Credit. The Bank makes personal loans and lines of credit available to consumers for various purposes, such as the purchase of automobiles, boats and other recreational vehicles, home improvements and personal investments. The Bank expects to retain substantially all of such loans.

     Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans and, except for home equity lines of credit, usually involve more credit risk than mortgage loans because of the type and nature of the collateral. While the Bank does not use a formal credit scoring system, the Bank underwrites its loans carefully, with a strong emphasis on the amount of the down payment, credit quality, employment stability and monthly income. These loans are expected generally to be repaid on a monthly repayment schedule with the source of repayment tied to the borrower's periodic income. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and are thus likely to be adversely affected by job loss, illness and personal bankruptcy. In many cases, repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation of the underlying collateral. The Bank believes that the generally higher yields earned on consumer loans help compensate for the increased credit risk associated with such loans and that consumer loans are important to its efforts to serve the credit needs of the communities and customers that it serves.

     Loan Policy. As a routine part of the Bank's business, the Bank expects to make loans to individuals and businesses located within the Bank's market area. The Bank has adopted a Loan Policy that contains general lending guidelines and is subject to review and revision by the Board of Directors from time to time. The Company seeks to make sound loans, while recognizing that lending money involves a degree of business risk.

     Regulatory and supervisory loan-to-value limits are established by Section 304 of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The Bank's internal limitations will follow those limits and in certain cases will be more restrictive than those required by the regulators.

     Deposit Services. The Bank offers a broad range of deposit services, including checking accounts, NOW accounts, savings accounts and time deposits of various types. Transaction accounts and time certificates are tailored to the principal market area at rates competitive with those offered in the area. All deposit accounts are insured by the FDIC up to the maximum amount permitted by law. The Bank solicits these accounts from individuals, businesses, associations, financial institutions and government authorities. The Bank may also use alternative funding sources as needed, including advances from Federal Home Loan Banks, conduit financing and the packaging of loans for securitization and sale.

     Other Services. The Bank may establish relationships with correspondent banks and other independent financial institutions to provide other services requested by its customers, including loan participations where the requested loan amounts exceed the Bank's policies or legal lending limits. The Bank may consider providing additional services in the future, such as personal computer based at-home banking. Management believes that the Bank's personalized service approach benefits from customer visits to the Bank. Management will continue to evaluate the desirability of adding telephone, electronic and at- home banking services. Should the Bank choose to do so, the Bank could provide one or more of these services at a future date using a third-party service provider.

Competition

     There are many thrift institution, credit union and bank offices located within the Bank's primary market area of North Oakland County, Michigan. The Bank faces competition from thrift institutions, credit unions, and other banks as well as finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds and other providers of financial services. Most of the Bank's competitors have been in business a number of years, have established customer bases, are larger and have higher lending limits than the Bank. The Bank competes for loans principally through its ability to communicate effectively with its customers and understand and meet their needs. Management believes that its personal service philosophy enhances its ability to compete favorably in attracting individuals and small businesses. The Bank actively solicits retail customers and will compete for deposits by offering customers personal attention, professional service, off-site ATM capability, and competitive interest rates.


Environmental Matters

     The Company does not believe that existing  environmental  regulations will
have  any  material  effect  upon  the  capital  expenditures,   earnings,   and
competitive position of the Company.

Employees

     As of December 31, 1998, the Company had 8 full-time and 2 part-time employees. The Company has assembled a staff of experienced, dedicated professionals whose goal is to provide outstanding service. None of the Company's employees are represented by collective bargaining agents.

Selected Statistical Data

     The information required by Guide 3-Statistical Data for Bank Holding Companies is not applicable to the Company because the Bank did not begin operations until after December 31, 1998.

                           SUPERVISION AND REGULATION

     The following is a summary of certain statutes and regulations affecting the Company and the Bank. This summary is qualified in its entirety by such statutes and regulations. A change in applicable laws or regulations may have a material effect on the Company, the Bank and the business of the Company and the Bank.

General

     Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, the growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the FDIC, the Commissioner of the Michigan Financial Institutions Bureau ("Commissioner"), the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

     Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds, the depositors of the Bank, and the public, rather than shareholders of the Bank or the Company.

     Federal law and regulations establish supervisory standards applicable to the lending activities of the Bank, including internal controls, credit underwriting, loan documentation and loan-to-value ratios for loans secured by real property.

The Company

     General. The Company is a bank holding company and, as such, is registered with, and subject to regulation by, the Federal Reserve Board under the Bank Holding Company Act, as amended (the "BHCA"). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board periodic reports of its operations and such additional information as the Federal Reserve Board may require.

     In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not do so absent such policy. In addition, if the Commissioner deems the Bank's capital to be impaired, the Commissioner may require the Bank to restore its capital by a special assessment upon the Company as the Bank's sole shareholder. If the Company were to fail to pay any such assessment, the directors of the Bank would be required, under Michigan law, to sell the shares of the Bank's stock owned by the Company to the highest bidder at either a public or private auction and use the proceeds of the sale to restore the Bank's capital.

     Investments and Activities. In general, any direct or indirect acquisition by the Company of any voting shares of any bank which would result in the Company's direct or indirect ownership or control of more than 5% of any class of voting shares of such bank, and any merger or consolidation of the Company with another bank company, will require the prior written approval of the Federal Reserve Board under the BHCA. In acting on such applications, the Federal Reserve Board must consider various statutory factors, including among others, the effect of the proposed transaction on competition in relevant geographic and product markets, and each party's financial condition, managerial resources, and record of performance under the Community Reinvestment Act. Effective September 29, 1995, bank holding companies may acquire banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law, but subject to certain conditions, including limitations on the aggregate amount of deposits that may be held by the acquiring company and all of its insured depository institution affiliates.

     The merger or consolidation of an existing bank subsidiary of the Company with another bank, or the acquisition by such a subsidiary of assets of another bank, or the assumption of liability by such a subsidiary to pay any deposits in another bank, will require the prior written approval of the responsible Federal depository institution regulatory agency under the Bank Merger Act, based upon a consideration of statutory factors similar to those outlined above with respect to the BHCA. In addition, in certain such cases an application to, and the prior approval of, the Federal Reserve Board under the BHCA and/or the Commissioner under the Michigan Banking Code, may be required.

     With certain limited exceptions, the BHCA prohibits any bank company from engaging, either directly or indirectly through a subsidiary, in any activity other than managing or controlling banks unless the proposed non-banking activity is one that the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Under current Federal Reserve Board regulations, such permissible non-banking activities include such things as mortgage banking, equipment leasing, securities brokerage, and consumer and commercial finance company operations. As a result of recent amendments to the BHCA, well-capitalized and well-managed bank holding companies may engage de novo in certain types of non-banking activities without prior notice to, or approval of, the Federal Reserve Board, provided that written notice of the new activity is given to the Federal Reserve Board within 10 business days after the activity is commenced. If a bank company wishes to engage in a non-banking activity by acquiring a going concern, prior notice and/or prior approval will be required, depending upon the activities in which the company to be acquired is engaged, the size of the company to be acquired and the financial and managerial condition of the acquiring bank company.

     In evaluating a proposal to engage (either de novo or through the acquisition of a going concern) in a non-banking activity, the Federal Reserve Board will consider various factors, including among others the financial and managerial resources of the bank company, and the relative public benefits and adverse effects which may be expected to result from the performance of the activity by an affiliate of the bank company. The Federal Reserve Board may apply different standards to activities proposed to be commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern.

     Capital Requirements. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses.

     The Federal Reserve Board's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a leverage capital requirement expressed as a percentage of total assets, and (ii) a risk-based requirement expressed as a percentage of total risk-weighted assets. The leverage capital requirement consists of a minimum ratio of Tier 1 capital (which consists principally of shareholders' equity) to total assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital.

     The risk-based and leverage standards presently used by the Federal Reserve Board are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, Federal Reserve Board regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. The Federal Reserve Board has not advised the Company of any specific minimum Tier 1 Capital leverage ratio applicable to it.

     Dividends. The Company is a corporation separate and distinct from the Bank. Most of the Company's revenues will be received by it in the form of dividends, if any, paid by the Bank. Thus, the Company's ability to pay dividends to its shareholders will indirectly be limited by statutory restrictions on its ability to pay dividends. See "Supervision and Regulation - the Bank - Dividends." Further, the Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies. In the policy statement, the Federal Reserve Board expressed its view that a bank company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which can only be funded in ways that weakened the bank company's financial health, such as by borrowing. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Similar enforcement powers over the Bank are possessed by the FDIC. The "prompt corrective action" provisions of federal law and regulation authorizes the Federal Reserve Board to restrict the payment of dividends by the Company for an insured bank which fails to meet specified capital levels.

     In addition to the restrictions on dividends imposed by the Federal Reserve Board, the Michigan Business Corporation Act provides that dividends may be legally declared or paid only if after the distribution a corporation, such as the Company, can pay its debts as they come due in the usual course of business and its total assets equal or exceed the sum of its liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of any holders of preferred stock whose preferential rights are superior to those receiving the distribution. The Company is not authorized to issue preferred stock and has no current plans to seek to authorize any preferred stock.

The Bank

     General. The Bank is a Michigan banking corporation and its deposit accounts are insured by the Bank Insurance Fund (the "BIF") of the FDIC. As a BIF-insured Michigan chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Michigan banks, and the FDIC, as administrator of the BIF. These agencies and the federal and state laws applicable to the Bank and its operations, extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices.

     Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their respective levels of capital and results of supervisory evaluation. Institutions classified as well- capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

     The Federal Deposit Insurance Act ("FDIA") requires the FDIC to establish assessment rates at levels which will maintain the Deposit Insurance Fund at a mandated reserve ratio of not less than 1.25% of estimated insured deposits. Accordingly, the FDIC established the schedule of BIF insurance assessments for the first semi-annual assessment period of 1998, ranging from 0% of deposits for institutions in the lowest risk category to .27% of deposits for institutions in the highest risk category.

     The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution or its directors have engaged or are engaging in unsafe or unsound practices, or have violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC, or if the institution is in an unsafe or unsound condition to continue operations. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital.

     Commissioner Assessments. Michigan banks are required to pay supervisory fees to the Commissioner to fund the operations of the Commissioner. The amount of supervisory fees paid by a bank is based upon the bank's total assets, as reported to the Commissioner.

     FICO Assessments. Pursuant to federal legislation enacted September 30, 1996, the Bank, as a member of the BIF, is subject to assessments to cover the payments on outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC's Savings Association Insurance Fund (the "SAIF") which insures the deposits of thrift institutions. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of FICO assessments made against SAIF members. Currently, SAIF members pay FICO assessments at a rate equal to approximately 0.063% of deposits while BIF members pay FICO assessments at a rate equal to approximately 0.013% of deposits. Between January 1, 2000 and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be less than 0.025% of deposits

     Capital Requirements. The FDIC has established the following minimum capital standards for state-chartered, FDIC-insured non-member banks, such as the Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. Tier 1 capital consists principally of shareholders' equity. These capital requirements are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, FDIC regulations provide that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities. As a condition to regulatory approval of the Bank's formation, the Bank was required to have an initial capitalization sufficient to provide a ratio of Tier 1 capital to total estimated assets of at least 8% at the end of the third year of operation.

     Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Federal regulations define these capital categories as follows:

                                           Total                  Tier 1
                                           Risk-Based             Risk-Based
                                           Capital Ratio          Capital Ratio           Leverage Ratio
                                           -------------          -------------           --------------
Well capitalized                           10% or above           6% or above             5% or above
Adequately capitalized                      8% or above           4% or above             4% or above
Undercapitalized                           Less than 8%           Less than 4%            Less than 4%
Significantly undercapitalized             Less than 6%           Less than 3%            Less than 3%
Critically undercapitalized                          --                     --            A ratio of tangible
                                                                                          equity to total assets
                                                                                          of 2% or less

     Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

     In general, a depository institution may be reclassified to a lower category than is indicated by its capital levels if the appropriate federal depository institution regulatory agency determines the institution to be otherwise in an unsafe or unsound condition or to be engaged in an unsafe or unsound practice. This could include a failure by the institution, following receipt of a less-than-satisfactory rating on its most recent examination report, to correct the deficiency.

     Dividends. Under Michigan law, the Bank is restricted as to the maximum amount of dividends it may pay on its common stock. The Bank may not pay dividends except out of net profits after deducting its losses and bad debts. A Michigan state bank may not declare or pay a dividend unless the bank will have a surplus amounting to at least 20% of its capital after the payment of the dividend. If the Bank has a surplus less than the amount of its capital, it may not declare or pay any dividend until an amount equal to at least 10% of net profits for the preceding one-half year (in the case of quarterly or semi-annual dividends) or full-year (in the case of annual dividends) has been transferred to surplus. A Michigan state bank may, with the approval of the Commissioner, by vote of shareholders owning 2/3 of the stock eligible to vote increase its capital stock by a declaration of a stock dividend, provided that after the increase the bank's surplus equals at least 20% of its capital stock, as increased. The Bank may not declare or pay any dividend until the cumulative dividends on preferred stock (should any such stock be issued and outstanding) have been paid in full. The Bank's Articles of Incorporation do not authorize the issuance of preferred stock and there are no current plans to seek such authorization.

     Federal law generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its company if the depository institution would thereafter be undercapitalized. The FDIC may prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the FDIC. In addition, the FDIC may prohibit the payment of dividends by the Bank, if such payment is determined, by reason of the financial condition of the Bank, to be an unsafe and unsound banking practice.

     Insider Transactions. The Bank is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the Company or its subsidiaries, on investments in the stock or other securities of the Company or its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company, and to "related interests" of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal shareholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

     Safety and Soundness Standards. The federal banking agencies have adopted guidelines to promote the safety and soundness of federally insured depository institutions. These guidelines establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the guidelines prescribe the goals to be achieved in each area, and each institution will be responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the standards is of such severity that it could threaten the safe and sound operation of the institution. Failure to submit an acceptable compliance plan , or failure to adhere to a compliance plan that has been accepted by the appropriate regulator, would constitute grounds for further enforcement action.

     State Bank Activities. Under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law, as implemented by FDIC regulations, also prohibits FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC in accordance with federal law. These restrictions are not currently expected to have a material impact on the operations of the Bank.

     Consumer Protection Laws. The Bank's business includes making a variety of types of loans to individuals. In making these loans, the Bank is subject to State usury and regulatory laws and to various federal statutes, such as the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, and the Home Mortgage Disclosure Act, and the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of the Bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. In receiving deposits, the Bank is subject to extensive regulation under State and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act. Violation of these laws could result in the imposition of significant damages and fines upon the Bank and its directors and officers.

     Branching Authority. Michigan banks, such as the Bank, have the authority under Michigan law to establish branches anywhere in the State of Michigan, subject to receipt of all required regulatory approvals (including the approval of the Commissioner and the FDIC).

     Effective June 1, 1997 (or earlier if expressly authorized by applicable state law), the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by IBBEA only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of interstate branching authority by enacting appropriate legislation prior to June 1, 1997.

     Michigan did not opt out of IBBEA, and now permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the Commissioner,
(i) the acquisition of all or substantially all of the assets of a Michigan-chartered bank by an FDIC-insured bank, savings bank, or savings and loan association located in another state, (ii) the acquisition by a Michigan-chartered bank of all or substantially all of the assets of an FDIC-insured bank, savings bank or savings and loan association located in another state, (iii) the consolidation of one or more Michigan-chartered banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, with the resulting organization chartered by Michigan, (iv) the establishment by a foreign bank, which has not previously designated any other state as its home state under the International Banking Act of 1978, of branches located in Michigan, and (v) the establishment or acquisition of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting Michigan-chartered banks to establish branches in such jurisdiction. Further, the Michigan Banking Code permits, upon written notice to the Commissioner, (i) the acquisition by a Michigan-chartered bank of one or more branches (not comprising all or substantially all of the assets) of an FDIC-insured bank, savings bank or savings and loan association located in another state, the District of Columbia, or a U.S. territory or protectorate, (ii) the establishment by Michigan-chartered banks of branches located in other states, the District of Columbia, or U.S. territories or protectorates, and (iii) the consolidation of one or more Michigan-chartered banks and FDIC-insured banks, savings banks or savings and loan associations located in other states, with the resulting organization chartered by one of such other states.

ITEM 2:   Description of Property.

     The Bank is leasing a building located at 15 South Main Street in downtown Clarkston, Michigan for use as the Bank's main office and the Company's headquarters. This building consists of approximately 3,890 square feet. The building was formerly a branch of a large regional bank and has been a bank branch since 1911. The building has a night deposit box, safe deposit boxes and a complete security system, and has an ATM machine. The Bank believes that this space will be adequate for its present needs. In order to conserve the Bank's capital, eight directors agreed to purchase the building in September, 1998 specifically for the purpose of leasing the property to the Bank. The building is leased on an arms-length basis from an entity owned by eight of the Company's and the Bank's directors. See Item 12 "Certain Relationships and Related Transactions." The lease for the Bank's office has an initial term of five years and the Bank has three renewal options of five years each. The monthly lease payments are $5,000 per month for the first two years and thereafter $5,165 per month. In addition, the Bank is required to make payments for taxes, insurance and other operating expenses.

     The Company believes its facilities are well-maintained, adequately insured and primarily utilized.

ITEM 3:   Legal Proceedings.

     As the date hereof, there were no material pending legal proceedings, other than routine litigation incidental to the business of banking, to which the Company or any of its subsidiaries is a party of or which any of its properties is the subject.


ITEM 4:   Submission of Matters to a Vote of Security Holders.

     No matters were submitted during the fourth quarter of 1998 to a vote of the Registrant's stockholders.

                                     PART II

ITEM 5:   Market for Common Equity and Related Stockholder Matters.

     The Company's common stock has traded in the over-the-counter market since the completion of the company's initial public offering in November 1998. High and low bid prices, as reported on the OTC Bulletin Board, for the fourth quarter of 1998 are as follows:

                                                      High              Low
                                                      ----              ---
         Fourth Quarter of 1998                      $10.50            $8.75

     These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Fiscal 1998 quotations do not include intra-day highs and lows. On December 31, 1998, there were approximately 75 owners of record and approximately 1,100 beneficial owners of the Company's common stock.

     No cash dividends have been declared to date on the Company's common stock. The Company expects that all earnings, if any, will be retained to finance the growth of the Company and the Bank and that no cash dividends will be paid for the foreseeable future. If and when dividends are declared, the Company will be dependent upon dividends paid to it by the bank for funds to pay dividends on the common stock.


ITEM 6: Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information set forth in Appendix A, under the caption "Plan of Operation" of the Registrant's definitive Proxy Statement dated March 5, 1999, is hereby incorporated by reference and is filed as Exhibit 13 to this Form 10-KSB Annual Report.


ITEM 7:  Financial Statements.

     The information set forth in Appendix A, under the caption "Consolidated Financial Statements," of the Registrant's definitive Proxy Statement dated March 5, 1999, is hereby incorporated by reference and is filed as Exhibit 13 to this Form 10-KSB Annual Report.

ITEM 8:  Changes in and Disagreements With Accountants and Financial Disclosure.

     There have been no disagreements with the Company's independent public accountants.

                                    PART III

ITEM 9: Directors, Executive Officers, Promotors and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The information set forth on page 3, under the caption "Information About Directors" of the Registrant's definitive Proxy Statement dated March 5, 1999, is hereby incorporated by reference and is filed as Exhibit 13 to this Form 10-KSB Annual Report.

     The Company's common stock is not registered under the Securities Exchange Act of 1934, and therefore the Company's officers and directors are not required to and do not file beneficial ownership reports pursuant to Section 16(a) of the Securities Exchange Act of 1934.


ITEM 10:  Executive Compensation.

     Information relating to compensation of the Registrant's executive officers and directors is contained on Exhibit 13, under the captions "Compensation of Directors" and "Executive Compensation," in the Registrant's definitive Proxy Statement dated March 5, 1999, and is incorporated herein by reference and is filed as Exhibit 13 to this Form 10-KSB Annual Report.


ITEM 11:  Security Ownership of Certain Beneficial Owners and Management.

     Information relating to security ownership of certain beneficial owners and management is contained on page 7, under the caption "Security Ownership of Management" in the Registrant's definitive Proxy Statement dated March 5, 1999, and is incorporated herein by reference and is filed as Exhibit 13 to this Form 10-KSB Annual Report.


ITEM 12:  Certain Relationships and Related Transactions.

     Information relating to certain relationships and related transactions is contained on page 8, under the caption "Transactions Involving Management" in the Registrant's definitive Proxy Statement dated March 5, 1999, and is incorporated herein by reference and is filed as Exhibit 13 to this Form 10-KSB Annual Report.

ITEM 13:  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K.

(a)      Financial Statements.

         1. The following documents are filed as part of Item 7 of this report:

            Report of Independent Auditors
            Consolidated Balance Sheet as of December 31, 1998
            Consolidated Statement of Operations for the period from May 18, 1998 (inception, to December 31, 1998
            Consolidated Statement of Changes in Stockholders' Equity for the period from May 18, 1998 (inception) to December 31, 1998 Consolidated Statement of Cash Flows for the period from May 18, 1998 (inception) to December 31, 1998
            Notes to Consolidated Financial Statements

         2. Schedules to the consolidated financial statements required by
            Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

         3. The following exhibits are filed as part of this report:
            Reference is made to the exhibit index which follows the signature page of this report.

            The Registrant will furnish a copy of any exhibits listed on the Exhibit Index to any shareholder of the Registrant without charge upon written request of David T. Harrison, Clarkston Financial Corporation, 15 South Main Street, Clarkston, Michigan 48346.

(b)      Reports on Form 8-K

         During the last quarter of the period covered by this report, the Registrant filed no Current Reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 12, 1999.

                                    CLARKSTON FINANCIAL CORPORATION


                                    /s/ David T. Harrison
                                    David T. Harrison
                                    Chief Executive Officer and President
                                    (Principal Executive Officer)


                                    /s/ James L. Richardson
                                    James L. Richardson
                                    Treasurer
                                    (Principal Financial and Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 12, 1999, by the following persons on behalf of the Registrant and in the capacities indicated. Each director of the Registrant, whose signature appears below, hereby appoints David T. Harrison and James L. Richardson, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-KSB.


       Signature


/s/ David T. Harrison                                             March 12, 1999
David T. Harrison, Principal Executive Officer and a Director


/s/ James L. Richardson                                           March 12, 1999
James L. Richardson, Principal Financial and Accounting Officer



/s/ Edwin L. Adler                                                March 12, 1999
Edwin L. Adler, Chairman of the Board and a Director


/s/ Louis D. Beer                                                 March 12, 1999
Louis D. Beer, Director

/s/ Charles L. Fortinberry                                        March 12, 1999
Charles L. Fortinberry, Director


/s/ William J. Clark                                              March 12, 1999
William J. Clark, Director


/s/ Bruce H. McIntyre                                             March 12, 1999
Bruce H. McIntyre, Secretary and a Director


/s/ Robert A. Olsen                                               March 12, 1999
Robert A. Olsen, Director


/s/ John H. Welker                                                March 12, 1999
John H. Welker, Director

                                  EXHIBIT INDEX


                                                                    Sequentially
                                                                      Numbered
                    Exhibit Number and Description                      Page
                    ------------------------------                  ------------

3.1 Articles of Incorporation of Clarkston Financial Corporation, incorporated by reference to Exhibit 3.1 to the Clarkston
       Financial Corporation Registration Statement on Form SB-2
       (Registration No. 333-63685).

3.2 Bylaws of Clarkston Financial Corporation, incorporated by reference to Exhibit 3.2 to the Clarkston Financial Corporation Registration Statement on Form SB-2 (Registration No. 333-63685).


4 Specimen stock certificate of Clarkston Financial Corporation, incorporated by reference to Exhibit 4 to the Clarkston Financial Corporation Registration Statement on Form SB-2 (Registration No. 333-63685).


10.1 Clarkston Financial Corporation Stock Compensation Plan, incorporated by reference to Exhibit 10.1 to the Clarkston
       Financial Corporation Registration Statement on Form SB-2
       (Registration No. 333-63685).


10.2 Clarkston Financial Corporation 1998 Founding Directors Stock Option Plan, incorporated by reference to Exhibit 10.2 to the Clarkston Financial Corporation Registration Statement on Form SB-2 (Registration No. 333-63685).


10.3 Lease Agreement dated September 10, 1998, for the facility located at 15 South Main Street, Clarkston, Michigan, 48346, incorporated by reference to Exhibit 10.3 to the Clarkston Financial Corporation Registration Statement on Form SB-2 (Registration No. 333-63685).

10.4 Data Processing Agreement between Jack Henry and Associates, Inc. And Clarkston State Bank dated October, 1998, incorporated by reference to Exhibit 10.4 to the Clarkston Financial Corporation Registration Statement on form SB-2 (Registration No. 333-63685).

13 Proxy Statement to shareholders. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this filing.

21     Subsidiaries of the Registrant

23     Consent of Plante & Moran, LLP, independent public accountants

24 Power of Attorney (included on the signature page on page 15 of the Annual Report on Form 10-KSB)

27     Financial Data Schedule

                         CLARKSTON FINANCIAL CORPORATION

                              15 South Main Street
                            Clarkston, Michigan 48346



                                  March 5, 1999



Dear Shareholder:

     We invite you to attend the 1999 Annual Meeting of Shareholders. This year's meeting will be held on Tuesday, April 20, 1999, at 10:00 a.m., at Deer Lake Racquet Club, 6167 White Lake Road, Clarkston, Michigan 48346.

     Our audited financial statements are included in an appendix to this Proxy Statement.

     It is important that your shares are represented at the Annual Meeting. Please carefully read the Notice of Annual Meeting and Proxy Statement. Whether or not you expect to attend the Annual Meeting, please sign, date and return the enclosed Proxy in the envelope provided at your earliest convenience.

                                            Sincerely,


                                            /s/ David T. Harrison
                                            David T. Harrison
                                            Chief Executive Officer
                                            and President

                         CLARKSTON FINANCIAL CORPORATION

                              15 South Main Street
                            Clarkston, Michigan 48346




                    NOTICE OF ANNUAL MEETING OF SHAREHOLDERS

                            TO BE HELD APRIL 20, 1999


To Our Shareholders:

     The Annual Meeting of Shareholders of Clarkston Financial Corporation will be held at Deer Lake Racquet Club, 6167 White Lake Road, Clarkston, Michigan 48346, on Tuesday, April 20, 1999 at 10:00 A.M., local time, for the following purposes:

          1. To elect two directors, each to hold office for a three year term.

          2. To transact such other business as may properly come before the meeting or at any adjournment thereof.

     Shareholders of record at the close of business March 1, 1999, will be entitled to vote at the meeting or any adjournment thereof. Whether or not you expect to be present in person at this meeting, you are urged to sign the enclosed Proxy and return it promptly in the enclosed envelope. If you do attend the meeting and wish to vote in person, you may do so even though you have submitted a Proxy.

                                              By order of the Board of Directors
Dated: March 5, 1999
Clarkston, Michigan

                                              /s/ Bruce H. McIntyre
                                              Bruce H. McIntyre
                                              Secretary

                                                            Dated: March 5, 1999

                         CLARKSTON FINANCIAL CORPORATION

                              15 South Main Street
                            Clarkston, Michigan 48346

                               ------------------

                                 PROXY STATEMENT

                     For the Annual Meeting of Shareholders
                            to be held April 20, 1999
                               ------------------

                   SOLICITATION OF PROXIES FOR ANNUAL MEETING

     This Proxy Statement is furnished to the Shareholders of Clarkston Financial Corporation (the "Corporation") in connection with the solicitation by the Board of Directors of proxies to be used at the Annual Meeting of Shareholders which will be held at Deer Lake Racquet Club, 6167 White Lake Road, Clarkston, Michigan 48346, April 20, 1999, at 10:00 A.M., local time.

     The Annual Meeting is being held for the following purposes:

          1. To elect two directors, each to hold office for a three year term.

          2. To transact such other business as may properly come before the meeting or at any adjournment thereof.

     If a proxy in the form distributed by the Corporation's Board of Directors is properly executed and returned to the Corporation, the shares represented by the proxy will be voted at the Annual Meeting of Shareholders and at any adjournment of that meeting. Where shareholders specify a choice, the proxy will be voted as specified. If no choice is specified, the shares represented by the proxy will be voted FOR the nominees named by the Board of Directors in the proxy. Shares not voted at the meeting, whether by abstention, broker non-vote, or otherwise, will not be treated as votes cast at the meeting. Votes cast at the meeting and submitted by proxy will be tabulated by the Corporation's transfer agent.

     A proxy may be revoked prior to its exercise by delivering a written notice of revocation to the secretary of the Corporation, executing and delivering a proxy of a later date or attending the meeting and voting in person. Attendance at the meeting does not automatically act to revoke a proxy.

                 VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

     On March 1, 1999, the record date for determination of shareholders entitled to vote at the Annual Meeting, there were outstanding 951,000 shares of common stock of the Corporation. Shares cannot be voted unless the shareholder is present at the meeting or is represented by proxy.

     As of March 1, 1999, no person was known to management to be the beneficial owner of more than 5% of the Corporation's common stock.


                              ELECTION OF DIRECTORS

     The Corporation's Articles of Incorporation provide for the division of the Board of Directors into three classes of nearly equal size with staggered three-year terms of office. The number of directors constituting the Board of Directors is determined from time to time by the Board of Directors. The Board is currently composed of eight members. Two persons have been nominated for election to the Board, each to serve a three-year term expiring at the 2002 Annual Meeting of Shareholders. The Board has nominated Louis D. Beer and William J. Clark, each of whom is an incumbent director.

     Holders of common stock should complete the accompanying proxy. Unless otherwise directed by a shareholder's proxy, it is intended that the votes cast upon exercise of proxies in the form accompanying this statement will be in favor of electing the nominees as directors for the terms indicated above. Each of the nominees is presently serving as a director. The following pages of this Proxy Statement contain more information about the nominees and other directors of the Corporation.

     Except for those persons nominated by the Board of Directors, no other persons may be nominated for election at the 1999 Annual Meeting. The Corporation's Articles of Incorporation require at least 60 days prior written notice of any other proposed shareholder nomination and no such notice has been received.

     A plurality of the votes cast at the Annual Meeting is required to elect the nominees as directors of the Corporation. As such, the two individuals who receive this number of votes cast by the holders of the Corporation's common stock will be elected as directors. Shares not voted at the meeting, whether by abstention, broker non-vote, or otherwise, will not be treated as votes cast at the meeting. Votes cast at the meeting and submitted by proxy will be tabulated by the Corporation.

     If any nominee becomes unavailable for election due to circumstances not now known, the accompanying proxy will be voted for such other person to become a director as the Board of Directors selects.

     The Board of Directors recommends a vote FOR the election of each of the persons nominated by the Board.

                           INFORMATION ABOUT DIRECTORS

     The content of the following table is based upon information as of February 1, 1999, furnished to the Corporation by the directors. As of February 1, 1999, there were 951,000 issued and outstanding shares of common stock of the Corporation.

                                                                                      Amount and Nature of        Percent of
                                                                   Year First              Beneficial               Common
                                                                    Became a              Ownership(1)              Stock
                      Name                            Age           Director
---------------------------------------------        -----        ------------           --------------            --------
Nominees for Election as Directors for Terms
Expiring in 2002

Louis D. Beer                                         53              1998                     10,000                1.1%

William J. Clark                                      48              1998                      3,200                 *


Directors Whose Terms Expire in 2000

Charles L. Fortinberry                                42              1998                      7,000                 *

Bruce H. McIntyre (a)(b)                              68              1998                     10,000                1.1%

Robert A. Olsen (b)(c)                                53              1998                     12,500                1.3%


Directors Whose Terms Expire in 2001

Edwin L. Adler (a)(b)                                 60              1998                     30,000                3.2%

David T. Harrison (b)(c)                              56              1998                     14,000                1.5%

John H. Welker (c)                                    58              1998                     29,000                2.6%

*Denotes ownership of less than one percent.

(a)      Member Audit Committee
(b)      Member Executive Committee
(c)      Member Personnel Committee

(1) Each director owns the shares directly and has sole voting and investment power or shares voting and investment power with his or her spouse under joint ownership. Includes shares of common stock that are issuable under options exercisable within sixty days, of which there were none as of February 1, 1999.

     David T. Harrison is the Chief Executive Officer, President and a director of the Corporation and the Bank. Mr. Harrison has 30 years of experience in the banking industry. Mr. Harrison was employed by First of America Bank from 1963 to 1991, and most recently served from 1989 to 1991 as Chief Executive Officer and President of First of America Bank-Southeast, in Detroit, a Michigan banking corporation that had over $4 billion in assets in 1991. Mr. Harrison has served as Chief Executive Officer and President of Pinnacle Appraisal Group of Clarkston, Michigan, from 1991 to the present. Mr. Harrison has also served as Chief Executive Officer and President of Trophy Homes, a residential builder, of Clarkston, Michigan, from 1995 to the present. Mr. Harrison has served as a director of Credit Acceptance Corporation from 1991 to the present.

     Edwin L. Adler is the Chairman and a director of the Corporation and the Bank. Mr. Adler is president of Food Town Supermarkets, a chain of five stores in the Clarkston, Michigan area, where he has been employed since 1963.

     Louis D. Beer is a director of the Corporation and the Bank. Mr. Beer has served since 1993 as the chairman of First Public Corporation, a real estate, financial and business consulting firm located in Saginaw, Michigan.

     William J. Clark is a director of the Corporation and the Bank. Mr. Clark has served since October 1996 as the general manager of Coldwell Banker Professionals, a real estate brokerage firm in Clarkston, Michigan. Mr. Clark was employed by Clarkston Real Estate Services Inc. from 1989 through October 1996.

     Charles L. Fortinberry is a director of the Corporation and the Bank. Mr. Fortinberry is an automobile dealer and is the president of Clarkston Motors, Inc., where he has been employed since 1985.

     Bruce H. McIntyre is the Secretary and a director of the Corporation and the Bank. Mr. McIntyre has served as president of McIntyre Media, LLC, a media consulting firm, since October 1996. From 1971 through September 1996, Mr. McIntyre was employed by Capital Cities/ABC, Inc., most recently as vice president of the publishing division. Mr. McIntyre was the publisher of the Oakland Press from 1977 through February 1995.

     Robert A. Olsen is a director of the Corporation and the Bank. Mr. Olsen is the president of Planned Financial Services, Inc., where he has been employed since 1974.

     John H. Welker is a director of the Corporation and the Bank. Mr. Welker is president of Numatics, Inc., where he has been employed since 1965. Numatics, Inc. is a global developer and manufacturer of pneumatic components for automated machinery used in various industries.

     The Board of Directors had 13 meetings in 1998. The Corporation has no nominating committee. All directors attended at least three-fourths of the aggregate number of meetings of the Board and Board committees which they were eligible to attend.

                            COMPENSATION OF DIRECTORS

     Directors of the Corporation are not paid any cash compensation for Board meetings or Committee meetings attended. In 1998 the Corporation granted to each of the directors options to purchase shares of Common Stock. Such directors are reimbursed for their expenses for each meeting attended.

     A total of 75,000 shares of Common Stock have been reserved for issuance under the Corporation's 1998 Founding Directors' Stock Option Plan, and the Corporation has granted to its directors and organizers options to purchase an aggregate of 58,318 shares.

     Effective November 13, 1998, the Corporation awarded stock options to purchase an aggregate of 29,160 shares to the directors of the Corporation and the Bank in the following amounts: Mr. Harrison (3,645 shares); Mr. Adler (3,645 shares); Mr. Beer (3,645 shares); Mr. Clark (3,645 shares); Mr. Fortinberry (3,645 shares); Mr. McIntyre (3,645 shares); Mr. Olsen (3,645 shares); and Mr. Welker (3,645 shares). These options are subject to vesting requirements and 20% of the shares subject to each option vest in each year in which the Corporation achieves a performance goal determined in advance by the Board of Directors of the Corporation. Pursuant to their terms, these options must be completely vested nine and one half years after their date of grant, regardless of whether the Corporation achieves the performance goals. These stock options were granted pursuant to the 1998 Founding Directors' Stock Option Plan have an exercise price of $10.00 per share, and expire on November 13, 2008.

     Effective November 13, 1998, the Corporation awarded stock options to purchase an aggregate of 29,158 shares to the directors of the Corporation and the Bank in the following amounts: Mr. Harrison (3,270 shares); Mr. Adler (8,176 shares); Mr. Beer (2,725 shares); Mr. Clark (817 shares); Mr. Fortinberry (1,907 shares); Mr. McIntyre (2,725 shares); Mr. Olsen (2,725 shares); and Mr. Welker (6,813 shares). These stock options were granted pursuant to the 1998 Founding Directors' Stock Option Plan. These stock options vest 20% each year for five years, have an exercise price of $10.00 per share, are exercisable beginning December 31, 2000, and expire on November 13, 2008.


                             EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by the Corporation to its Chief Executive Officer (the "Named Executive") for services rendered to the Corporation from May 18, 1998 (inception) to December 31, 1998, the Corporation's first full year of operations. No executive officers of the Corporation or the Bank received annual compensation in excess of $100,000 during 1998.

                           Summary Compensation Table

                                                                                          Long Term
                                                    Annual Compensation                 Compensation
                                          --------------------------------------        ------------
                                                                        Other
                                                                        Annual           Securities          All Other
                                                                       Compen-           Underlying           Compen-
Name and Principal Position                Year       Salary(1)       sation ($)         Options(#)           sation
---------------------------                ----       ---------       ----------         ----------           ------
David T. Harrison.......................   1998       $16,666             0                 6,915              $0
     President and
     Chief Executive Officer

(1) Mr. Harrison received total salary compensation of $16,666 during 1998. Mr. Harrison's annual salary at the present time is $100,000 per year.

     Option Grants in 1998. Shown below is information on grants of stock options to the Named Executive during the period from May 18, 1998 (inception) through December 31, 1998, pursuant to the Corporation's Stock Compensation Plan and the Corporation's 1998 Founding Directors Stock Option Plan.

                                                    Individual Grants
                              ----------------------------------------------------------------------
                                                                                                            Potential
                                                                                                           Realizable
                                                                                                            Value at
                                                                                                             Assumed
                                                                                                          Annual Rates
                                Number of          Percent of                                            of Stock Price
                               Securities         Total Options       Exercise or                         Appreciation
                               Underlying          Granted to         Base Price                           for Option
                                Options           Employees in           (per          Expiration           Term (4)
                                                                                                    ---------------------
           Name                Granted(1)            1998(2)           share)(3)          Date         5%          10%
-------------------------------------------------------------------------------------------------------------------------
David T. Harrison                6,915               100.00%            $10.00        11/13/08       $43,488    $110,207
 President and
 Chief Executive
 Officer

(1) Indicates number of shares which may be purchased pursuant to options granted under the Corporation's Stock Compensation Plan on December 31, 1998. Options may not be exercised in full or in part prior to the expiration of one year from the date of grant.
(2) Mr. Harrison is the only employee who was granted stock options in 1998. Options to purchase a total of 58,318 shares were granted to the Corporation's founding directors in 1998, of which Mr. Harrison's stock options represented 11.9%.
(3) The exercise price equals the price at which the Corporation offered its stock to the public in its initial public offering. The exercise price may be paid in cash, by the delivery of previously owned shares, through the withholding of shares otherwise issuable upon exercise or a combination thereof.
(4) These amounts are based on assumed rates of appreciation only. Actual gains, if any, on stock option exercises will be dependent on overall market conditions and on the future performance of the Corporation's Common Stock. There can be no assurance that the amounts reflected in this table will be realized.

     Year-End Options Values. Shown below is information with respect to unexercised options to purchase shares of the Corporation's Common Stock granted under the Option Plans to the Named Executive and the value of unexercised options at December 31, 1998. The Named Executive did not exercise any stock options during 1998.

                                                 Number of Shares Subject to               Value of Unexercised
                                                  Unexercised Options Held                In-the-Money Options at
                                                    at December 31, 1998                   December 31, 1998(1)
                                                   ----------------------                 ---------------------
                   Name                       Exercisable        Unexercisable       Exercisable        Unexercisable
---------------------------------------------------------------------------------------------------------------------
David T. Harrison.........................         0                6,915                $0                    0
Chief Executive Officer
and President
---------------------------------------------------------------------------------------------------------------------

(1) The value of unexercised options reflects the market value of the Corporation's Common Stock from the date of grant through December 31, 1998, (when the closing price of the Corporation's Common Stock was $9.75 per share). Mr. Harrison's stock options have an exercise price of $10.00 per share and were not in-the-money at December 31, 1998. Value actually realized upon exercise by the Named Executive will depend on the value of the Corporation's Common Stock at the time of exercise.

     Benefits. The Corporation provides group health and life insurance benefits and supplemental unemployment benefits to its regular employees, including executive officers.

     Security Ownership of Management. The following table shows, as of February 1, 1999, the number of shares beneficially owned by the Named Executive identified in the executive compensation tables of this proxy statement and by all Directors and Executive Officers as a group. Except as described in the notes following the table, the following persons have sole voting and dispositive power as to all of their respective shares.

                                                                       Amount and Nature of           Percent of
Name                                                                   Beneficial Ownership          Common Stock
-------------------------------------------------------------------------------------------------------------------
David T. Harrison.................................................            14,000                      1.5%
  Chief Executive Officer
  and President
All Executive Officers and Directors as a Group
  (eight persons).................................................           115,700                     12.1%
-------------------------------------------------------------------------------------------------------------------

                        TRANSACTIONS INVOLVING MANAGEMENT

     The Bank is leasing a building in downtown Clarkston, Michigan for use as the Bank's main office and the Corporation's headquarters. The Bank leases the building from a limited liability company wholly owned by Messrs. Harrison, Adler, Beer, Clark, Fortinberry, McIntyre, Olsen and Welker, each of whom is a director of the Corporation and the Bank. Management of the Corporation believes that the terms of the lease are no less favorable to the Corporation than could be obtained from non-affiliated parties.

     During 1998, organizers of the Corporation and the Bank loaned approximately $415,000 in aggregate amount to the Corporation to cover organizational expenses of the Bank and the Corporation. Interest was payable on the loans at the rate of 5.0% per annum. These loans were repaid in full in December 1998.

     Except as described in the preceding paragraph, no directors or officers of the Corporation or their associates were customers of, or had transactions with, subsidiaries of the Corporation other than in the ordinary course of business during 1998. Clarkston State Bank did not commence operations until January 4, 1999, and has made loans and loan commitments to certain of its directors and officers. All loans and commitments to officers and directors were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve an unusual risk of collectibility or present other unfavorable features.


                RELATIONSHIP WITH INDEPENDENT PUBLIC ACCOUNTANTS

     The consolidated financial statements of the Corporation have been examined by Plante & Moran, LLP, independent certified public accountants. A representative of Plante & Moran, LLP is expected to be present at the annual meeting with the opportunity to make a statement, if desired, and will be available to respond to appropriate questions. It is anticipated that the Corporation's Audit Committee will select the Corporation's auditors before the end of this calendar year.


                   SHAREHOLDER PROPOSALS--2000 ANNUAL MEETING

     Any proposal of a shareholder intended to be presented for action at the 2000 annual meeting of the Corporation must be received by the Corporation at 15 South Main Street, Clarkston, Michigan 48346, not later than January 1, 2000, if the shareholder wishes the proposal to be included in the Corporation's proxy materials for that meeting.

                      AVAILABILITY OF 10-KSB ANNUAL REPORT

     An annual report on Form 10-KSB to the Securities and Exchange Commission for the year ended December 31, 1998, will be provided free to shareholders upon written request. Write to Clarkston Financial Corporation, Attention: David T. Harrison, 15 South Main Street, Clarkston, Michigan 48346. The Form 10-KSB and certain other periodic filings are filed with the Securities and Exchange Commission (the "Commission"). The Commission maintains an Internet web site that contains reports and other information regarding companies, including the Corporation, that file electronically. The Commission's web site address is http:\\www.sec.gov.


                                  MISCELLANEOUS

     The management is not aware of any other matter to be presented for action at the meeting. However, if any such other matter is properly presented for action, it is the intention of the persons named in the accompanying form of proxy to vote thereon in accordance with their best judgment.

     The cost of soliciting proxies in the accompanying form will be borne by the Corporation. In addition to solicitation by mail, proxies may be solicited in person, or by telephone or telegraph, by regular employees of the Corporation.

                                           By order of the Board of Directors



                                           /s/ Bruce H. McIntyre
March 5, 1999.                             Bruce H. McIntyre
                                           Secretary

                                    APPENDIX


Plan of Operation............................................................A-2

Independent Auditors Report..................................................A-4

Consolidated Financial Statements

         Consolidated Balance Sheet..........................................A-5

         Consolidated Statement of Operations................................A-6

         Consolidated Statement of Changes in Shareholders' Equity...........A-7

         Consolidated Statement of Cash Flows................................A-8

         Notes to Consolidated Financial Statements..........................A-9

                                PLAN OF OPERATION

Plan of Operation.

     Clarkston Financial Corporation was incorporated on May 18, 1998, as a bank holding company. The Company owns all of the outstanding shares of common stock of Clarkston State Bank, a Michigan banking corporation (the "Bank"). The Bank received all necessary regulatory approvals and began operations on January 4, 1998. Based on the preopening growth projections and the growth levels achieved during the first few weeks of operations, management believes that the Bank is likely to have adequate funds to meet its capital requirements for the next several years.

     During the next 12 months of operation the Company does not anticipate requiring substantial additional equipment or building facilities. No significant change in the number of employees is anticipated in the next year of operations.

     Total assets of the Company at December 31, 1998, were $8.7 million, and at February 28, 1999, total assets were $12,304,066. As of February 28, 1999, the Bank had total loans of $354,593 and total deposits of $3,778,474. The Bank experienced significant growth during the initial period of operations from January 4, 1999 to February 28, 1999. This growth is expected to continue into 1999.

     As of December 31, 1998, the Company had an accumulated deficit of $149,000. This accumulated deficit was primarily the result of preopening fees and expenses. During 1999, the Bank expects to establish an allowance for loan losses at a level of 1.5% of total loans, resulting in additional expected losses for 1999. Management believes that the Company will generate a net loss for 1999 as a result of the expenditures made to build its loan loss reserve, build its management team and open its office. Significant ongoing additions to loan loss reserves will also contribute to this deficit due to the projected rapid increase in the loan portfolio. Management further believes that the expenditures made in 1998 and 1999 will create the infrastructure and lay the foundation for growth in subsequent years.


Year 2000 Compliance.

     Because many computerized systems use only two digits to record the year in date fields (for example, the year 1998 is recorded as 98), such systems may not be able to accurately process dates ending in the year 2000 and after. The effects of the issue will vary from system to system and may adversely affect the ability of a financial institution's operations as well as its ability to prepare financial statements. The Company and the Bank were organized in 1998 and the Company acquired its computer equipment within the past twelve months and has contracted with a leading supplier of information processing services. This equipment and these services were purchased with assurances of Year 2000 compliance.

     Company management has developed a comprehensive Year 2000 Compliance Plan. The Company has procedures in place to assess Year 2000 compliance by the Company and its vendors. In addition, the Bank asks commercial borrowers about Year 2000 compliance as part of the loan application and review process.

     To date, the Company has spent less than $20,000 on Year 2000 compliance. Management believes that the additional costs to complete the Company's Year 2000 compliance will be minimal.

     The Company presently anticipates that it will complete its Year 2000 assessment and any necessary remediation by December 31, 1999. However, there can be no assurance that the Company will be successful in implementing its Year 2000 remediation plan according to the anticipated schedule. In addition, the Company may be adversely affected by the inability of other companies whose systems interact with the Company to become Year 2000 compliant.

     The Bank's core processing applications are provided by a third party vendor, Jack Henry and Associates, Inc. The Company has received correspondence from Jack Henry and Associates, Inc. which documents the status of their Year 2000 compliance. The Company has been advised that the Jack Henry and Associates, Inc. software has been successfully tested for Year 2000 compliance.

     Although the Company expects its internal systems to be Year 2000 compliant as described above, the Company is in the process of preparing a contingency plan that will specify what it plans to do if important internal or external systems are not Year 2000 compliant in a timely manner.

     Management does not anticipate that the Company will incur material operating expenses or be required to invest heavily in computer system improvements to be Year 2000 compliant. Nevertheless, the inability of the Company to successfully address Year 2000 issues could result in interruptions in the Company's business and have a material adverse effect on the Company's results of operations.

Forward Looking Statements

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

PLANTE & MORAN, LLP                        Suite 2000
                                           505 N. Woodward Ave.
                                           Bloomfield Hills, Michigan 48304-2966

                                           Certified Public Accountant
                                           Management Consultants
                                           248-644-0300
                                           FAX 248-644-0373


                          Independent Auditor's Report



To the Board of Directors and Stockholders
Clarkston Financial Corporation and Subsidiary


We have audited the accompanying consolidated balance sheet of Clarkston Financial Corporation and subsidiary as of December 31, 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the period from May 18, 1998 (inception) through December 31, 1998. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clarkston Financial Corporation and subsidiary as of December 31, 1998, and the consolidated results of their operations and their cash flows for the period from May 18, 1998 (inception) through December 31, 1998, in conformity with generally accepted accounting principles.


                                                  /s/ Plante & Moran, LLP

January 29, 1999

A member of
Moores
Rowland
INTERNATIONAL
A worldwide association of independent accounting firms                     A-4

Clarkston Financial Corporation and Subsidiary
-------------------------------------------------------------------------------
                                                      Consolidated Balance Sheet
                                                               December 31, 1998
                                           (000s omitted, except per share data)

                                     Assets
Cash and cash equivalents
     Cash and due from banks                                     $    92
     Federal funds sold                                            8,350
                                                                 -------

               Total cash and cash equivalents                     8,442

Premises and equipment                                               291
                                                                 -------

               Total assets                                      $ 8,733
                                                                 =======


                      Liabilities and Stockholders' Equity

Liabilities - Accounts payable                                   $   126

Stockholders' Equity (Note 7)
     Common Stock - No par value:
          Authorized - 10,000,000 shares                           4,378
          Issued and outstanding - 951,000 shares
     Capital surplus                                               4,378
     Accumulated deficit                                            (149)
                                                                 --------

               Total stockholders' equity                          8,607
                                                                 --------
               Total liabilities and stockholders' equity         $8,733
                                                                 ========

See Notes to Consolidated Financial Statements.                              A-5

Clarkston Financial Corporation and Subsidiary
-------------------------------------------------------------------------------
                                            Consolidated Statement of Operations
                                            Period from May 18, 1998 (inception)
                                                       through December 31, 1998
                                           (000s omitted, except per share data)

Interest Income - Federal funds sold                             $   35

Interest Expense - Related party notes payable (Note 2)               4
                                                                 ------
Net Interest Income                                                  31

Other Operating Expenses
     Advertising                                                      8
     Compensation (Note 5)                                           68
     Insurance                                                        9
     Occupancy (Note 3)                                              32
     Organizational Costs                                            56
     Other                                                            7
                                                                 ------
               Total other operating expenses                       180
                                                                 ------
Loss - Before income taxes                                         (149)

Provision for Income Taxes (Note 4)                                   -
                                                                 ------
Net Loss                                                         $ (149)
                                                                 ======
Net Loss per Common Share (Note 9)                               $(0.96)
                                                                 ======

See Notes to Consolidated Financial Statements.                              A-6

Clarkston Financial Corporation and Subsidiary
-------------------------------------------------------------------------------
                       Consolidated Statement of Changes in Stockholders' Equity
                                            Period from May 18, 1998 (inception)
                                                       through December 31, 1998
                                           (000s omitted, except per share data)

                                                                                        Total
                                        Common         Capital        Accumulated    Stockholders'
                                        Stock          Surplus        Deficit           Equity
Balance - May 18, 1998                  $    -         $    -         $    -         $    -

Public stock offering                    4,750          4,750              -          9,500

Cost of stock offering                    (372)          (372)             -           (744)

Comprehensive income - Net loss              -              -            (149)         (149)
                                        ------         ------         -------        ------
Balance - December 31, 1998             $4,378         $4,378         $  (149)       $8,607
                                        ======         ======         =======        ======

See Notes to Consolidated Financial Statements.                              A-7

Clarkston Financial Corporation and Subsidiary
-------------------------------------------------------------------------------
                                            Consolidated Statement of Cash Flows
                                            Period from May 18, 1998 (inception)
                                                       through December 31, 1998
                                           (000s omitted, except per share data)

Cash Flows from Operating Activities
     Net loss                                                                   $   (149)
     Adjustments to reconcile net loss to net cash from operating activities-
          Increase in accounts payable                                               126
                                                                                --------
                    Net cash used in operating activities                            (23)

Cash Flows from Investing Activities - Additions to premises and equipment
     in process of installation                                                     (291)

Cash Flows from Financing Activities
     Proceeds from related party notes payable                                       415
     Repayment of related party notes payable                                       (415)
     Net proceeds from public stock offering                                       8,756
                                                                                --------
                    Net cash provided by financing activities                      8,756
                                                                                --------
Net Increase in Cash and Cash Equivalents                                          8,442

Cash and Cash Equivalents - May 18, 1998                                               -
                                                                                --------
Cash and Cash Equivalents - December 31, 1998                                   $  8,442
                                                                                ========
Supplemental Disclosure of Cash Flow Infomation - Cash paid during the year for
          Interest                                                              $      4
          Taxes                                                                        -

See Notes to Consolidated Financial Statements.                              A-8

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                      Notes to Consolidated Financial Statements
                                                               December 31, 1998

Note 1 - Summary of Significant Accounting Policies

     The accounting and reporting  policies of Clarkston  Financial  Corporation and subsidiary conform to generally accepted accounting principles. Management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.

     Principles of Consolidation - The consolidated financial statements include the accounts of Clarkston Financial Corporation (the "Corporation") and its wholly owned subsidiary, Clarkston State Bank (the "Bank"). All significant intercompany transactions are eliminated in consolidation.

     Nature of Operations - Clarkston State Bank was formed during December 1998 for the purpose of conducting full-service commercial and consumer banking and other financial products and services, initially through one branch office, to Michigan communities in Oakland County. Banking operations commenced subsequent to December 31, 1998.

     Premises and Equipment - Premises and equipment are stated at cost to date through December 31, 1998. Once placed in service, depreciation will be computed on the straight-line method and charged to operations over the estimated useful lives of the properties.

     Organization and Preopening Costs - Organization and preopening costs represent incorporation costs, legal and accounting costs, salaries and other costs relating to the organization. The organization and preopening costs totaled approximately $180,000 through December 31, 1998, which has been charged to expense as incurred.

     Offering Costs - Costs related to the offering of common stock have been charged against the offering proceeds from the sale of the Corporation's stock.

     Earnings per Share - Basic earnings per share is based on the weighted average number of shares outstanding during the period. Fully diluted earnings per share are based on the weighted average shares outstanding, assuming the exercise of the dilutive stock options.

     Stock Options - The Corporation has two stock option plans (see Note 5). Options granted to directors and key employees are accounted for using the intrinsic value method, under which compensation expense is recorded at the amount by which the market price of the underlying stock at grant date exceeds the exercise price of an option. Under the Corporation's plans, the exercise price on all options granted equals or exceeds the fair value of the stock at the grant date. Accordingly, no compensation cost is recorded as a result of stock option awards under the plan.

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                      Notes to Consolidated Financial Statements
                                                               December 31, 1998


Note 2 - Notes Payable - Related Parties

     Notes payable totaling $415,000 were advanced from and repaid to the Corporation's organizers during the period ended December 31, 1998. The notes paid interest at 5 percent per annum and were due on demand. The Corporation repaid the notes from the proceeds of the common stock offering.

Note 3 - Operating Lease - Related Parties

     The Bank entered into a lease for its main operating facility under a five-year noncancelable lease expiring on October 1, 2003. The facility was leased from an entity owned by the members of the Board of Directors of the Corporation. Lease payment obligation is $5,000 per month through September 1, 2000 and $5,165 per month thereafter. The Bank is responsible for all taxes, utilities and maintenance costs for the facility.

     The annual future minimum lease payments required under the noncancelable operating lease as of December 31, 1998 are as follows:

                                   1999               $ 60,000
                                   2000                 60,495
                                   2001                 61,980
                                   2002                 61,980
                                   2003                 46,485

Note 4 - Income Taxes

     Clarkston Financial Corporation and its subsidiary file a consolidated income tax return. The Corporation has incurred certain organization and start-up costs charged to expense in the financial statements, not deductible for tax purposes totaling approximately $170,000 as of December 31, 1998. The tax benefit of the future deduction of these expenditures has been offset in its entirety by a valuation allowance.

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                      Notes to Consolidated Financial Statements
                                                               December 31, 1998


Note 5 - Stock-based Compensation

     The Corporation has two stock-based compensation plans. Under the employees' Stock Compensation Plan ("Employee Plan"), the Corporation may grant options to key employees for up to 25,000 shares of common stock. Under the 1998 Founding Directors Stock Option Plan ("Director Plan"), the Corporation may grant options for up to 75,000 shares of common stock. Under both plans, there is a minimum vesting period of between one to three years before the options may be exercised, and all options expire 10 years after the date of their grant. Certain options under both plans vest based on the achievement of various future financial and operational goals. All such options vest 9.5 years after the date of grant regardless of achievement of future goals. Under both plans, the exercise price of each option equals the market price of the Corporation's common stock on the date of grant.

     The following table summarizes stock option transactions for both plans and the related average exercise prices for the period from May 18, 1998 (inception) through December 31, 1998:

                                                                   Weighted
                                                                   Average
                                                  Number of       Excercise
                                                    Shares         Price
Options outstanding - May 18, 1998                     -         $    -

Options granted                                   58,318           10.00
Options excercised                                     -              -
Options expired                                        -              -
                                                  ------         ------
Options outstanding - December 31, 1998           58,318         $ 10.00
                                                  ======         =======

     The following table shows summary information about fixed stock options outstanding at December 31, 1998:

                 Stock Options Outstanding                                 Stock Options Exercisable
-----------------------------------------------------------------------    ------------------------------
                                   Weighted
Range of                           Average             Weighted            Number of      Weighted
Exercise            Number of      Remaining           Average             Shares         Average
Prices              Shares         Contractual Life    Exercise Price      Exerciseable   Exercise Price
-----------------   ------------   -----------------   ----------------    -------------  --------------
$  10.00            29,160         9.9 years           $  10.00                 -         $    -
   10.00            29,158         9.9 years              10.00                 -              -

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                      Notes to Consolidated Financial Statements
                                                               December 31, 1998

Note 5 - Stock-based Compensation (Continued)

     The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) 123, Accounting for Stock-Based Compensation, but applies the intrinsic value method to account for its plan. The Corporation has estimated fair value of the options at $3.81 and $2.74 per share for contingent and non-contingent shares, respectively, using a "minimum value" concept. The values were calculated using an assumed interest rate of 6.5 percent and estimated lives of 7.5 years and
     5.0 years for contingent and noncontingent shares, respectively. If the Corporation had elected to recognize compensation costs for the plans based on the fair value of awards at the grant date, net loss per share on a pro forma basis would have been as follows (000s omitted except per share data):

                                                     As           Pro
                                                  Reported       Forma
     Net loss                                     $  (149)       $   (153)
     Net loss per common share                      (0.96)          (0.99)

Note 6 - Financial Instruments

     Fair Values of Financial Instruments - The carrying amounts and estimated fair values of the Corporation's financial instruments consist exclusively of vault cash, due from banks and federal funds sold as of December 31, 1998. Due to the short-term nature of these assets, the carrying amount approximates its fair value. Certain assets, the most significant being premises and equipment, do not meet the definition of a financial instrument and are excluded from this disclosure. Accordingly, this fair value information is not intended to, and does not, represent Clarkston Financial Corporation and subsidiary's underlying value.

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                      Notes to Consolidated Financial Statements
                                                               December 31, 1998


Note 7 - Regulatory Matters

     The Corporation and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a direct material effect on the Corporation's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of the Corporation and the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.

     Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios, which are shown in the table below.

     As of December 31, 1998, the Bank's primary regulator categorized the Bank as well-capitalized under the regulatory framework. To be categorized as well-capitalized, minimum capital amounts and ratios must be maintained as shown in the following table. There are no conditions or events since that notification that management believes have changed the Bank's capital category.

                                                                                  For Capital
                                                                                    Adequacy                  To be Well-
                                                          Actual                    Purposes                  capitalized
                                                  Amount         Ratio          Amount    Ratio          Amount         Ratio
As of December 31, 1998:
     Total capital (to risk-weighted assets)      $8,607         438.98%        $157      8.00%          $ 196          10.00%
     Tier 1 capital (to risk-weighted assets)     $8,607         438.98%        $ 78      4.00%          $ 118           6.00%
     Tier 1 capital (to average assets)           $8,607         319.13%        $108      4.00%          $ 135           5.00%


Note 8 - Parent-only Condensed Financial Information

     The condensed financial information that follows presents the financial condition of Clarkston Financial Corporation (the "Parent Company"), along with the results of its operations and its cash flows. The parent company has recorded its investments in subsidiary at cost plus its share of the undistributed earnings of the subsidiary since inception. The Parent Company recognizes dividends from the subsidiary as revenue and undistributed earnings of the subsidiaries as other income. The Parent Company financial information should be read in conjunction with the Corporation's consolidated financial statements.

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                      Notes to Consolidated Financial Statements
                                                               December 31, 1998


Note 8 - Parent-only Condensed Financial Information (Continued)

     The condensed balance sheet at December 31, 1998 (with 000s omitted) is as follows:

     Assets
          Cash on deposit with correspondent bank                     $    31
          Receivable from subsidiary bank                                 229
          Investment in subsidiary bank                                 8,387
                                                                      -------
               Total assets                                           $ 8,647
                                                                      =======
     Liabilities - Accounts payable                                   $    40

     Stockholders' Equity
          Common Stock                                                  4,378
          Captial Surplus                                               4,378
          Retained Earnings                                              (149)
                                                                      -------
               Total stockholders' equity                               8,607
                                                                      -------
               Total liablities and stockholders' equity              $ 8,647
                                                                      =======

     The condensed statement of operations for the period from May 18, 1998 (inception) through December 31, 1998 (000s omitted) is as follows:

Opertaing Income - Interest income - Federal funds sold               $   21

Operating Expenses                                                        60
                                                                      ------
Loss - Before income taxes and equity in undistributed
     loss of subsidiary                                                  (39)

Provision for Income Taxes                                                 -
                                                                      ------
Loss Before income taxes and equity in undistributed
     loss of subsidiary                                                  (39)

Equity in Undisturbed Loss of Subsidiary                                (110)
                                                                      ------
Net Loss                                                              $ (149)
                                                                      ======

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                      Notes to Consolidated Financial Statements
                                                               December 31, 1998


Note 8 - Parent-only Condensed Financial Information (Continued)

     The condensed statement of cash flows for the period from May 18, 1998 (inception) through December 31, 1998 (000s omitted) is as follows:

     Cash Flows from Operating Activities
          Net Loss                                                              $  (149)
          Adjustments to reconcile net loss to net cash from
               operating activities:
                    Equity in undistributed income of subsidiary                    110
                    Increase in receivable from subsidiary bank                    (229)
                    Increase in accounts payable                                     40
                                                                                -------
                         Net cash used in operating activities                     (228)

     Cash Flows from Investing Activities - Investment in common stock
           of bank subsidiary                                                    (8,497)

     Cash Flows from Financing Activities
          Proceeds from related party notes payable                                 415
          Repayment of related party notes payable                                 (415)
          Net Proceeds from public stock offering                                 8,756
                                                                                -------
               Net cash provided by financing activities                          8,756
                                                                                -------
     Net Increase in Cash and Cash Equivalents                                       31

     Cash and Cash Equivalents - May 18, 1998                                         -
                                                                                -------
     Cash and Cash Equivalents - December 31, 1998                              $    31
                                                                                =======

Note 9 - Earnings per Share

     Earnings (loss) per share data is the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period. All potential dilutive securities have been excluded from the computation because their effect would be antidilutive. The calculation of earnings (loss) per share for the period from May 18, 1998 (inception) through December 31, 1998 is as follows:

     Net loss                                                                   $  (149)

     Weighted average number of shares outstanding for period                       155

     Net loss per common share                                                    (0.96)

                             SHAREHOLDER INFORMATION


Notice of Annual Meeting

     The Company's Annual Meeting of Shareholders will be held at 10:00 a.m. on April 20, 1999, at Deer Lake Racquet Club, 6167 White Lake Road, Clarkston, Michigan 48346.


Transfer Agent and Registrar

     Continental Stock Transfer & Trust Company serves as transfer agent and registrar of the Company's Common Stock. Their address is 2 Broadway, 19th Floor, New York, New York 10004 (telephone 212-509- 4000).


Market Makers

     The Company had two market makers at December 31, 1998: Roney Capital Markets and Hilliard Lyons.


                        EXECUTIVE OFFICERS AND DIRECTORS

Executive Officers:

         David T. Harrison, President and Chief Executive Officer of the Company
          and the Bank
         Bruce H. McIntyre, Secretary of the Company and the Bank
         James L. Richardson, Treasurer of the Company and Vice President and
          Controller of the Bank

Directors:

         Edwin L. Adler, Director of the Company and the Bank
         Louis D. Beer, Director of the Company and the Bank
         William J. Clark, Director of the Company and the Bank Charles L. Fortinberry, Director of the Company and the Bank David T. Harrison, Director of the Company and the Bank Bruce H. McIntyre, Director of the Company and the Bank Robert A. Olsen, Director of the Company and the Bank
         Ted J. Simon, Director of the Bank
         John H. Welker, Director of the Company and the Bank


::ODMA\PCDOCS\GRR\243572\1

Exhibit 21
SUBSIDIARIES OF REGISTRANT

         Clarkston State Bank - 100% owned
         Incorporated as a Michigan Banking Corporation
         15 South Main Street
         Clarkston, Michigan 48346

Exhibit 23
                          INDEPENDENT AUDITORS' CONSENT

Board of Directors
Clarkston Financial Corporation

We consent to the incorporation by reference in the registration statements on Form S-8 (File No. 333-70297 and File No. 333-70299) of our report dated January 29, 1999, on our audit of the consolidated financial statements for the period from May 18, 1998 (inception) through December 31, 1998, which report is included in this Annual report on From 10-KSB.


March 25, 1999                                          /s/ PLANTE & MORAN, LLP
Troy, Michigan



::ODMA\PCDOCS\GRR\248685\1