Form 10QSB
period 1999-03-31
CLARKSTON FINANCIAL CORP
filed 1999-05-17
CIK 1068366

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                             Commission file number: 333-63685

                         CLARKSTON FINANCIAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

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

                                   -----------

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__  No ______

The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 947,800 shares of the Company's Common Stock (no par value) were outstanding as of May 10, 1999.

Transitional Small Business Disclosure Format (check one):  Yes _____  No __X__

                                      INDEX




                                                                            Page
                                                                       Number(s)

Part I.     Financial Information (unaudited):

            Item 1.
            Consolidated Financial Statements                                3-6
            Notes to Consolidated Financial Statements                         7

            Item 2.
            Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  11-14

Part II.    Other Information

            Item 1.
            Legal Proceedings                                                 15

            Item 2.
            Changes in Securities and Use of Proceeds                         15

            Item 3.
            Defaults Upon Senior Securities                                   15

            Item 4.
            Submission of Matters to a Vote of Securities Holders             15

            Item 5.
            Other Information                                                 15

            Item 6.
            Exhibits and Reports on Form 8-K                                  15

Signatures                                                                    16

Part I   Financial Information (unaudited)

                         CLARKSTON FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                March 31, 1999 (unaudited) and December 31, 1998
                             (dollars in thousands)
--------------------------------------------------------------------------------

                                                                                    March 31,       December 31,
                                                                                      1999              1998
                                                                                 -------------      -------------
                                                                                  (Unaudited)
ASSETS
Cash and Cash Equivalents:
     Total cash and due from banks                                               $       282         $      92
     Federal funds sold                                                                3,900             8,350
     Certificates of Deposit                                                           1,008                --
                                                                                       -----         ---------
       Total Cash and Cash Equivalents                                                 5,190             8,442

   Marketable securities                                                               6,371                --

   Loans, less Loan Loss Reserve:
     Total loans                                                                       1,430                --
     Allowance for loan losses                                                           (18)               --
                                                                                       -----          --------
     Net Loans                                                                         1,412                --

   Net Property and Equipment                                                            344               291
   Accrued interest receivable                                                            44                --
   Other Assets                                                                           10                --
                                                                                   ---------          --------
     Total Assets                                                                  $  13,371          $  8,733
                                                                                   =========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY

   Deposits
     Noninterest-bearing                                                               1,606                --
     Interest-bearing                                                                  3,310                --
                                                                                    --------          --------
       Total deposits                                                                  4,916                --
     Accrued Expenses and Other Liabilities                                               36               126

   Shareholders' Equity
     Common stock, no par value; 10,000,000
       shares authorized, 951,000 shares
       issued and outstanding as of March 31,
       1999 and December 31, 1998                                                      4,378             4,378
     Capital surplus                                                                   4,378             4,378
     Accumulated deficit                                                                (337)             (149)
                                                                                     -------          --------
       Total Shareholder Equity                                                        8,419             8,607
                                                                                     -------          --------

       Total Liabilities and Shareholders' Equity                                    $13,371          $  8,733
                                                                                     =======          ========

--------------------------------------------------------------------------------

           See accompanying notes to consolidated financial statements

                         CLARKSTON FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                        Three months ended March 31, 1999
                  (dollars in thousands, except per share data)
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                 Three Months
                                                                                    ended
                                                                                March 31, 1999
                                                                                 (unaudited)
   Interest Income
     Loans, including fees                                                        $      7
     Securities                                                                         58
     Federal Funds sold                                                                 66
                                                                                  --------
       Total interest income                                                           131

   Interest Expense
     Deposits                                                                           25
     Other                                                                               -
       Total interest expense                                                           25

   Net interest income                                                                 106

   Provision for loan losses                                                            18
                                                                                  --------
   Net interest income after provision for loan losses                                  88

   Noninterest income                                                                    6

   Noninterest expense
     Salaries and benefits                                                             131
     Occupancy expense of premises                                                      21
     Furniture and equipment expense                                                    20
     Computer and data processing expenses                                              36
     Advertising and Public Relations                                                   36
     Professional fees                                                                  23
     Other expense                                                                      15
                                                                                   -------
       Total noninterest expense                                                       282

   Loss before federal income tax                                                     (188)

   Federal income tax                                                                    0

   Net loss                                                                        $  (188)
                                                                                   =======

   Basic and diluted loss per share                                                $  0.20
                                                                                   =======

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                         CLARKSTON FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        Three months ended March 31, 1999
                             (dollars in thousands)
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                 Three Months
                                                                                    ended
                                                                                 March 31, 1999
                                                                                   (Unaudited)
Cash Flows from Operating Activities
       Net loss                                                                 $     (188)
       Adjustments to reconcile net income to net
       cash (used in) provided by operating activities:
           Increase in interest receivable                                             (44)
           Depreciation and amortization                                                17
           Increase (decrease) in accounts payable                                     (90)
           Loan loss provision                                                          18
           Increase in prepaid expenses                                                (10)
                                                                                 ---------

                  Total adjustments                                                   (109)

       Net cash used in operating activities                                          (297)

Cash Flows from Investing Activities:
       Increase in loans                                                            (1,430)
       Increase in securities                                                       (6,371)
       Equipment expenditures                                                          (70)
                                                                                 ---------
                                                                                    (7,871)
Cash Flows from Financing Activities:
       Increase in deposits                                                          4,916


Net decrease in cash and cash equivalents                                           (3,252)
Cash and cash equivalents at beginning of year                                       8,442

Cash and cash equivalents at March 31, 1999                                      $   5,190
                                                                                 =========

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                         CLARKSTON FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        Three months ended March 31, 1999
                             (dollars in thousands)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                                 Total
                                                     Common           Capital           Accumulated           Shareholders'
                                                     Stock            Surplus             Deficit               Equity
Balance, December 31, 1998                             $4,378          $4,378            $     (149)            $8,607

Net income (loss) for three months
ended March 31, 1999 (unaudited)                                                               (188)              (188)

                                                     --------         -------              --------            -------
Balance, March 31, 1999                                $4,738          $4,378                 ($337)            $8,419
                                                     ========         =======              =========           =======





--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                         CLARKSTON FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                March 31, 1999 (unaudited) and December 31, 1998
--------------------------------------------------------------------------------


NOTE 1 BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Proxy Statement dated March 5, 1999 containing audited financial statements for the period from May 18, 1998 (date of inception), through December 31, 1998.

NOTE 2 COMPUTATION OF EARNINGS PER SHARE

     Basic earnings (loss) per share is based on net income (loss) divided by the weighted average number of shares outstanding during the period.


NOTE 3 PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Clarkston Financial Corporation (the "Company), and its wholly-owned subsidiary, Clarkston State Bank (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.


NOTE 4 COMPARATIVE DATA

     The Company was incorporated on May 18, 1998, and the Bank opened for operations on January 4, 1999. Comparable statements of income and cash flows for the three months ended March 31, 1998, have not been presented since the Company had not been incorporated and did not have operations during that period.

                         CLARKSTON FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                March 31, 1999 (unaudited) and December 31, 1998
--------------------------------------------------------------------------------


NOTE 5 - SECURITIES

The amortized cost and fair values of securities were as follows (dollars in thousands):

Available for Sale

                                                                       Gross              Gross
                                                     Amortized       Unrealized         Unrealized         Fair
                                                         Cost          Gains              Losses          Values
March 31, 1999 (Unaudited)
   Taxable variable rate demand
     municipal revenue bonds and
     short-term corporate
       commercial paper                              $  6,371         $      0          $       0        $ 6,371
                                                     =========        ========          =========        =======



Contractual maturities of debt securities at March 31, 1999, were as follows. No held-to-maturity securities existed at March 31, 1999. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                  Available-for-Sale Securities
                                                                                  Amortized             Fair
                                                                                    Cost               Values
                                                                                    (dollars in thousands)
     Due from 1999 to 2002                                                     $     6,371          $    6,371
     Due from 2003 to 2007                                                               0                   0
                                                                                ----------           ---------
                                                                               $     6,371          $    6,371
                                                                                ==========           =========



--------------------------------------------------------------------------------

                                   (Continued)

                         CLARKSTON FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                March 31, 1999 (unaudited) and December 31, 1998
--------------------------------------------------------------------------------


   NOTE 6 - LOANS

Loans are as follows (dollars in thousands):

                                                                                    March 31       December 31,
                                                                                       1999              1998
                                                                                  (Unaudited)
     Commercial                                                                      $   338        $     -
     Mortgage                                                                            758              -
     Consumer                                                                            334              -
                                                                                     -------        -------
                                                                                       1,430              -
     Allowance for loan losses                                                            18              -
                                                                                     $ 1,412        $     -
                                                                                     =======        =======

Activity in the allowance for loan losses is as follows (dollars in thousands):

                                                                                                     Period from
                                                                                    Three               May 21,
                                                                                   months          (date of inception)
                                                                                    ended              through
                                                                                  March 31,          December 31,
                                                                                     1999                1998
                                                                                  (Unaudited)
     Balance at beginning of period                                               $        0         $       -
       Provision charged to operating expense                                             18                 -
                                                                                  ----------         ---------

     Balance at end of period                                                     $       18         $       -
                                                                                  ==========         =========



--------------------------------------------------------------------------------

                                   (Continued)

                         CLARKSTON FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                March 31, 1999 (unaudited) and December 31, 1998
--------------------------------------------------------------------------------


NOTE 7 - PREMISES AND EQUIPMENT - NET

Premises and equipment are as follows (dollars in thousands):

                                                                                            Accumulated        Carrying
                                                                             Cost           Depreciation         Value
   March 31, 1999 (unaudited)
     Building and improvements                                             $      74       $        1         $      73
     Furniture and equipment                                                     287               16               271
                                                                           ---------       ----------         ---------
                                                                           $     361       $       17         $     344
                                                                           =========       ==========         =========

   December 31, 1998
     Building and improvements                                             $      59       $        0         $      59
     Furniture and equipment                                                     232                0               232
                                                                           ---------       ----------         ---------
                                                                           $     291       $        0         $     291
                                                                           =========       ==========         =========


NOTE 8 - DEPOSITS

Deposits are summarized as follows (dollars in thousands):

                                                                                            March 31,      December 31,
                                                                                              1999            1998
   Demand deposit accounts                                                                 $    1,606        $       -
   Money market accounts                                                                        1,172                -
   Savings accounts                                                                               723                -
   Certificates of deposit                                                                      1,415                -
                                                                                           ----------        ---------

                                                                                           $    4,916        $       -
                                                                                           ==========        =========

--------------------------------------------------------------------------------

                                   (Continued)

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

General

     Clarkston Financial Corporation (the "Company") is a Michigan corporation and was incorporated on May 18, 1998. The Company is the bank holding company for Clarkston State Bank (the "Bank"). The Bank commenced operations on January 4, 1999. The Bank is a Michigan chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation. The Bank provides a full range of commercial and consumer banking services, primarily in Clarkston, Michigan and the surrounding market area primarily located in north Oakland County, Michigan.

     The Company's plan of operation has been to establish its management team within the first few months of its operations. Management believes that it has been successful in establishing its management team and that it can administer the Company's growth.

     On April 6, 1999, the Bank entered into an agreement with The State Bank, Fenton, Michigan, to acquire certain assets and assume certain deposit liabilities with respect to The State Bank's branch office located in the Foodtown grocery store at 6555 Sashabaw Road, Clarkston, Michigan. The Bank expects to add approximately $2.9 million in deposits as a result of the transaction. The transaction is subject to regulatory approvals. If approved, it is expected that the transaction will be completed during the summer of 1999.

Financial Condition

     Total assets of the Company increased by $4.6 million or 53% to $13.4 million at March 31, 1999, from $8.7 million at December 31, 1998. The increase in assets is primarily attributable to the Bank continuing to attract customer deposits. The first quarter of 1999 was the Company's first full quarter of operations, and the number of deposit accounts increased from none at December 31, 1998, to 491 deposit accounts at March 31, 1999. The Company anticipates that the Bank's assets will continue to increase during 1999, which will be the Bank's first full year of operations.

     Cash and cash equivalents, which includes federal funds sold and short-term investments, decreased $3.2 million or 38% to $5.2 million at March 31, 1999, from $8.4 million at December 31, 1998. The decrease is the result of the increase in the investment and loan portfolios since December 31, 1998.

     Securities available for sale increased $6.4 million to $6.4 million at March 31, 1999 from $0 at December 31, 1998. The increase is the result of the investment of customer deposits that have been obtained since December 31, 1998, and also the purchase of securities using cash generated by a reduction in federal funds sold.

     The allowance for loan losses as of March 31, 1999 was $18,000, representing approximately 1.25% of total loans outstanding, compared to no loan loss reserves at December 31, 1998, at which time the Bank had not yet opened for business. Clarkston Financial Corporation has not experienced any credit losses as of March 31, 1999.

     Bank premises and equipment increased by $53,000 or 18% to $344,000 at March 31, 1999 from $291,000 at December 31, 1998. The increase included the purchase of an ATM machine and related software, an automobile for the Bank's courier, additional printers, and other miscellaneous items.

Results of Operations

     The net loss for the three month period ended March 31, 1999, was $188,000. As of December 31, 1998, the Company had a retained deficit of $149,000, and as of March 31, 1999, the Company had a retained deficit of $337,000. The retained deficit and net losses are primarily the result of costs of opening the Bank's office, wages paid to employees, and fees and expenses incurred in forming the Company and applying for regulatory approvals. Significant ongoing additions to loan loss reserves will also contribute to net losses in 1999 as the Bank increases its loan portfolio. Management believes that the Company will generate a net loss for 1999 as a result of expenditures made to build its management team and open its main office, together with the time needed to more effectively utilize its capital and generate loan interest and fee income by making additional loans. Management believes that the expenditures made in 1998 and 1999 will create the infrastructure and lay the foundation for future growth and profitability in subsequent years.

     Interest income was $131,000 for the three month period ended March 31, 1999, consisting primarily of interest income on federal funds and securities. Interest expense was $25,000 for the three month period ended March 31, 1999 related to interest incurred on interest bearing deposits.

     The Company has an allowance for loan losses of approximately 1.25% of total loans at March 31, 1999. The provision for loan losses for the three month period ended March 31, 1999 was $18,000. This amount is expected to increase substantially in 1999 as a result of anticipated increases in the total loan portfolio. Management believes the current rate of providing for loan loss reserve is adequate.

     In each accounting period, management evaluates the problems and potential losses in the loan portfolio. Consideration is also given to off-balance sheet items that may involve credit risk, such as commitments to extend credit. Management's evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial condition of borrowers, adequacy of collateral, industry concentrations within the portfolio, and general economic conditions. The results of these evaluations are reflected in the allowance and periodic provision for credit losses.

     The primary risk element considered by management regarding each installment and residential real estate loan is the lack of timely payment. Management has a reporting system that monitors past due loans and has adopted policies to pursue its creditor's rights in order to preserve the Bank's position. The primary risk elements concerning commercial loans are the financial condition of the borrower, the sufficiency of the collateral, and lack of timely payment. Management has a policy of requesting and reviewing annual financial statements from its commercial loan customers, and periodically reviews existence of collateral and value for selected loans.

     Other income of $6,000 for the three month period ended March 31, 1999 consisted of income from deposit service charges and other miscellaneous fees.

     The main components of other expenses were primarily salaries and benefits. Other expense for the three month period ended March 31, 1999 was $151,000, consisting primarily of occupancy and equipment expenses, legal and accounting fees, marketing expenses, insurance and supplies.

Liquidity and Capital Resources

     The Company obtained its initial equity capital in an initial public offering of its common stock to investors in November, 1998. The Company's plan of operation for the next twelve months does not contemplate the need to raise additional capital during that period. Management believes that its current capital and liquidity will provide the Company with adequate capital to support its expected level of deposit and loan growth and to otherwise meet its cash and capital requirements for at least the next two or three years.

Year 2000 Compliance

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

Recent Regulatory Developments

     Various bills have been introduced in the Congress that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. While the scope of permissible nonbanking activities and the conditions under which the new powers could be exercised varies among the bills, the expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well- capitalized and well-managed. The bills also impose various restrictions on transactions between the depository institution subsidiaries of bank holding companies and their non-bank affiliates. These restrictions are intended to protect the depository institutions from the risks of the new nonbanking activities permitted to such affiliates. At this time, the Company is unable to predict whether any of the pending bills will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Company and the Bank.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

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

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

None.


Item 2.   Changes in Securities and Use of Proceeds.

None.


Item 3.   Defaults Upon Senior Securities.

None.


Item 4.   Submission of Matters to a Vote of Securities Holders.

None.

Item 5.   Other Information.

None.


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits -

         27     Financial Data Schedule
                (EDGAR version only)

    (b) Reports on Form 8-K - None.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999, to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CLARKSTON FINANCIAL CORPORATION



                              /s/ David T. Harrison
                              David T. Harrison
                              President and Chief Executive Officer


                              /s/ James L. Richardson
                              James L. Richardson
                              Treasurer


DATE:     May 14, 1999

::ODMA\PCDOCS\GRR\280621\2