Form 10QSB
period 1999-06-30
CLARKSTON FINANCIAL CORP
filed 1999-08-13
CIK 1068366

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                   FORM 10-QSB


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR
                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                 -----------------------------------------------

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes __X__   No _____

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 936,600 shares of the Company's Common Stock (no par value) were outstanding as of August 11, 1999.

Transitional Small Business Disclosure Format (check one):  Yes _____   No __X__

                                      INDEX


                                                                            Page
                                                                       Number(s)

Part I.           Financial Information (unaudited):

                  Item 1.
                  Consolidated Financial Statements                          3-7
                  Notes to Consolidated Financial Statements                8-11

                  Item 2.
                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            12-15

Part II.          Other Information

                  Item 1.
                  Legal Proceedings                                           16

                  Item 2.
                  Changes in Securities and Use of Proceeds                   16

                  Item 3.
                  Defaults Upon Senior Securities                             16

                  Item 4.
                  Submission of Matters to a Vote of Securities Holders       16

                  Item 5.
                  Other Information                                           16

                  Item 6.
                  Exhibits and Reports on Form 8-K                            16


Signatures                                                                    17

Part I   Financial Information (unaudited)

                         CLARKSTON FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 June 30, 1999 (unaudited) and December 31, 1998
                 (dollars in thousands, except per share data)

                                                                                    June 30,              December 31,
                                                                                      1999                    1998
                                                                                 ---------------         --------------
                                                                                   (Unaudited)
ASSETS
Cash and Cash Equivalents:
     Total cash and due from banks                                               $        556            $         92
     Federal funds sold                                                                   350                   8,350
       Total Cash and Cash Equivalents                                                    906                   8,442
                                                                                 ------------            ------------


   Securities Available for Sale, at fair value                                        12,759                      --

   Loans, less Loan Loss Reserve:
     Total loans                                                                        4,649
     Allowance for loan losses                                                            (70)                     --
                                                                                 ------------            ------------
     Net Loans                                                                          4,579                      --

   Net Property and Equipment                                                             332                     291
   Accrued interest receivable                                                             57                      --
   Other Assets                                                                            12                       -
                                                                                 ------------            ------------
     Total Assets                                                                $     18,645            $      8,733
                                                                                 ============            ============

LIABILITIES AND SHAREHOLDERS' EQUITY

   Deposits
     Noninterest-bearing                                                                1,963                      --
     Interest-bearing                                                                   8,254                      --
                                                                                 ------------            ------------
       Total deposits                                                                  10,217                      --
     Accrued Expenses and Other Liabilities                                               293                     126

   Shareholders' Equity
     Common stock, no par value; 10,000,000
       shares authorized, 940,700 and 951,000 shares
       issued and outstanding as of June 30, 1999 and December 31, 1998,
       respectively                                                                     4,335                   4,378
     Capital surplus                                                                    4,336                   4,378
     Accumulated deficit                                                                 (524)                   (149)
     Accumulated other comprehensive income                                               (12)                     --
                                                                                 ------------            ------------
       Total Shareholder Equity                                                         8,135                   8,607
                                                                                 ------------            ------------
       Total Liabilities and Shareholders' Equity                                $     18,645            $      8,733
                                                                                 ============            ============

           See accompanying notes to consolidated financial statements

                         CLARKSTON FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                 Three months and six months ended June 30, 1999
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                                  Three Months           Six Months
                                                                                    ended                   ended
                                                                                 June 30, 1999          June 30, 1999
                                                                                 ---------------       ----------------
   Interest Income
     Loans, including fees                                                        $        59            $         66
     Securities                                                                           121                     179
     Federal Funds sold                                                                    37                     103
                                                                                 ------------            ------------
       Total interest income                                                              217                     348

   Interest Expense
     Deposits                                                                              72                      97
     Other                                                                                  -                      --
                                                                                 ------------            ------------
       Total interest expense                                                              72                      97

   Net interest income                                                                    145                     251

   Provision for loan losses                                                               52                      70
                                                                                 ------------            ------------

   Net interest income after provision for loan losses                                     93                     181

   Noninterest income                                                                      12                      18

   Noninterest expense
     Salaries and benefits                                                                127                     258
     Occupancy expense of premises                                                         21                      42
     Furniture and equipment expense                                                       19                      39
     Computer and data processing expenses                                                 39                      75
     Advertising and Public Relations                                                      29                      65
     Professional fees                                                                     36                      59
     Other expense                                                                         21                      36
                                                                                 ------------            ------------
       Total noninterest expense                                                          292                     574
                                                                                 ------------            ------------

   Loss before federal income tax                                                        (187)                   (375)

   Federal income tax                                                                       0                       0
                                                                                 ------------            ------------

   Net loss                                                                      $       (187)                   (375)
                                                                                 ============            ------------
   Basic and diluted loss per share                                              $      (0.20)           $      (0.40)
                                                                                 ============            ------------

          See accompanying notes to consolidated financial statements.

                         CLARKSTON FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                             (dollars in thousands)
                                   (Unaudited)

                                                                                  Six Months
                                                                                    ended
                                                                                 June 30, 1999
Net Loss as Reported                                                             $       (375)

Other Comprehensive Income, Net of Tax $0
     Change in unrealized gain on securities
          available for sale                                                              (12)
                                                                                 ------------
Comprehensive Loss                                                               $       (387)
                                                                                 =============










          See accompanying notes to consolidated financial statements.

                         CLARKSTON FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         Six months ended June 30, 1999
                             (dollars in thousands)
                                   (Unaudited)

                                                                                              Accumulated
                                                                                                  Other               Total
                                                  Common       Capital       Accumulated      Comprehensive     Shareholders'Equity
                                                  Stock        Surplus         Deficit           Income
Balance, December 31, 1998                     $   4,378     $   4,378     $      (149)       $          0      $      8,607

Net income (loss) for six months
Ended June 30, 1999 (unaudited)                                                   (375)                                 (375)

Purchase and retirement of 10,700 shares
Of the Corporation's common stock                   (43)          (42)                                                   (85)

Other Comprehensive Income                                                                             (12)              (12)
                                               ---------     ---------     -----------        ------------       -----------
Balance June 30, 1999                          $   4,375     $   4,336     $      (524)       $        (12)      $     8,135
                                               =========     =========     ===========        ============       ===========






          See accompanying notes to consolidated financial statements.

                         CLARKSTON FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         Six months ended June 30, 1999
                             (dollars in thousands)
                                   (unaudited)

                                                                                      Six Months
                                                                                         ended
                                                                                     June 30, 1999
                                                                                      (Unaudited)
Cash Flows from Operating Activities
       Net loss                                                                       $    (375)
       Adjustments to reconcile net loss to net
       cash used in operating activities:
           Increase in interest receivable                                                  (57)
           Depreciation and amortization                                                     36
           Increase in accrued expenses                                                     167
           Loan loss provision                                                               70
           Increase in other assets                                                         (12)
                                                                                      ---------
                  Total adjustments                                                         204
                                                                                      ---------
       Net cash used in operating activities                                               (171)

Cash Flows from Investing Activities:
       Increase in loans                                                                 (4,649)
       Purchase of securities                                                           (12,771)
       Equipment expenditures                                                               (77)
                                                                                      ----------
                                                                                        (17,497)
Cash Flows from Financing Activities:
       Increase in deposits                                                              10,217
       Repurchase of 10,700 shares of common stock                                          (85)
                                                                                      ---------
                                                                                         10,132

Net decrease in cash and cash equivalents                                                (7,536)
Cash and cash equivalents at beginning of year                                            8,442
                                                                                      ---------
Cash and cash equivalents at June 30, 1999                                            $     906
                                                                                      =========


          See accompanying notes to consolidated financial statements.

                         CLARKSTON FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 June 30, 1999 (unaudited) and December 31, 1998



NOTE 1 BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Proxy Statement dated March 5, 1999 containing audited financial statements for the period from May 18, 1998 (date of inception), through December 31, 1998.

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


NOTE 4 COMPARATIVE DATA

     The Company was incorporated on May 18, 1998, and the Bank opened for operations on January 4, 1999. Comparable statements of income and cash flows for the six months ended June 30, 1998, have not been presented since the Company had not been incorporated and did not have operations during that period.

                         CLARKSTON FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 June 30, 1999 (unaudited) and December 31, 1998



NOTE 5 - SECURITIES

The amortized cost and fair values of securities were as follows (dollars in thousands):

Available for Sale

                                                                       Gross              Gross
                                                     Amortized       Unrealized         Unrealized          Fair
                                                       Cost            Gains              Losses           Values
June 30, 1999 (Unaudited)
   Taxable variable rate demand
     municipal revenue bonds,
     short-term corporate
     commercial paper, and bonds of
     government agencies                             $ 12,771         $       0         $      (12)         $ 12,759
                                                     ========         =========         ==========          ========

Contractual maturities of debt securities at June 30, 1999, were as follows. No held-to-maturity securities existed at June 30, 1999. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                  Available-for-Sale Securities
                                                                                  Amortized              Fair
                                                                                      Cost              Values
                                                                                         (dollars in thousands)
     Due from 1999 to 2002                                                      $     10,770         $  10,768
     Due from 2003 to 2004                                                             2,001             1,991
                                                                                ------------         ---------
                                                                                $     12,771         $  12,759
                                                                                ============         =========


                                   (Continued)

                         CLARKSTON FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 June 30, 1999 (unaudited) and December 31, 1998


   NOTE 6 - LOANS

Loans are as follows (dollars in thousands):

                                                                                   June 30        December 31,
                                                                                     1999              1998
                                                                                  (Unaudited)
     Commercial                                                                  $     2,743      $         -
     Mortgage                                                                          1,136                -
     Consumer                                                                            770                -
                                                                                 -----------
                                                                                       4,649
     Allowance for loan losses                                                            70                -
                                                                                 -----------      -----------
                                                                                 $     4,579      $         -
                                                                                 ===========      ===========

Activity in the allowance for loan losses is as follows (dollars in thousands):

                                                                                                       Period from
                                                                                     Six                 May 18,
                                                                                    months        (date of inception)
                                                                                    ended               through
                                                                                   June 30,           December 31,
                                                                                     1999                1998
                                                                                  (Unaudited)
     Balance at beginning of period                                              $         0      $          -
       Provision charged to operating expense                                             70                 -
       Loans charged off                                                                   -                 -
                                                                                 -----------      ------------

     Balance at end of period                                                    $        70      $          -
                                                                                 ===========      ============


Allowance for loan losses as a percentage of
     Loans at end of period                                                              1.5%              -0-
                                                                                 ===========      ============




                                   (Continued)

                         CLARKSTON FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 June 30, 1999 (unaudited) and December 31, 1998



NOTE 7 - PREMISES AND EQUIPMENT - NET

Premises and equipment are as follows (dollars in thousands):

                                                                                           Accumulated        Carrying
                                                                             Cost          Depreciation         Value
   June 30, 1999 (unaudited)
     Building and improvements                                              $     75        $       4        $      71
     Furniture and equipment                                                     293               32              261
                                                                            --------        ---------        ---------
                                                                            $    368        $      36        $     332
                                                                            ========        =========        =========

   December 31, 1998
     Building and improvements                                              $     59        $       0        $      59
     Furniture and equipment                                                     232                0              232
                                                                            --------        ---------        ---------
                                                                            $    291        $       0        $     291
                                                                            ========        =========        =========


NOTE 8 - DEPOSITS

Deposits are summarized as follows (dollars in thousands):

                                                                                             June 30,       December 31,
                                                                                               1999             1998
   Demand deposit accounts                                                                 $    2,373       $        -
   Money market accounts                                                                        1,835                -
   Savings accounts                                                                             1,555                -
   Certificates of deposit                                                                      4,454                -
                                                                                           -----------      ----------

                                                                                           $   10,217                -
                                                                                           ===========================

                                                        (Continued)

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

General

     Clarkston Financial Corporation (the "Company") is a Michigan corporation and was incorporated on May 18, 1998. The Company is the bank holding company for Clarkston State Bank (the "Bank"). The Bank commenced operations on January 4, 1999. The Bank is a Michigan chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation. The Bank provides a full range of commercial and consumer banking services, primarily in Clarkston, Michigan and the surrounding market are primarily located in north Oakland County, Michigan.

     The Company's plan of operation has been to establish its management team within the first few months of its operations. Management believes that it has been successful in establishing its management team and that it can administer the Company's growth.

     On April 6, 1999, the Bank entered into an agreement with The State Bank, Fenton, Michigan, to acquire certain assets and assume certain deposit liabilities with respect to The State Bank's branch office located in the Foodtown grocery store at 6555 Sashabaw Road, Clarkston, Michigan. All necessary regulatory approvals having been received, this transaction was consummated on July 16, 1999 and added $1.8 million in deposits to the Bank's totals. A deposit premium of 9.24% of deposits (as finally adjusted) will be paid to The State Bank for these deposits, along with $17,000 for various fixed assets and equipment. The Bank leased the branch space from Foodtown, Inc. at a rental rate of $2,500 per month under a lease which runs until July, 2002. The Chairman of the Company's Board of Directors is the principal owner of Foodtown, Inc. The lease is an arm's length transaction on essentially the same terms as those previously in place between Foodtown, Inc. and The State Bank.

Financial Condition

     Total assets of the Company increased by $9.9 million or 113% to $18.7 million at June 30, 1999, from $8.7 million at December 31, 1998. The increase in assets is primarily attributable to the Bank continuing to attract customer deposits. The first half of 1999 was the Company's first full six months of operations, and the number of deposit accounts increased from none at December 31, 1998, to 806 deposit accounts at June 30, 1999. The Company anticipates that the Bank's assets will continue t increase during 1999, which will be the Bank's first full year of operations.

     Cash and cash equivalents, which includes federal funds sold and short-term investments, decreased $7.5 million or 89% to $.9 million at June 30, 1999, from $8.4 million at December 31, 1998. The decrease is the result of the increase in the investment and loan portfolios since December 31, 1998.

     Securities available for sale increased $12.8 million to $12.8 million at June 30, 1999 from $0 at December 31, 1998. The increase is the result of the investment of customer deposits that have been obtained since December 31, 1998, and also the purchase of securities using cash generated by a reduction in federal funds sold.

     The allowance for loan losses as of June 30, 1999 was $70,000, representing approximately 1.51% of total loans outstanding, compared to no loan loss reserves at December 31, 1998, at which time the Bank had not yet opened for business. Clarkston Financial Corporation has not experienced any credit losses as of June 30, 1999.

     Bank premises and equipment increased by $41,000 or 14% to $332,000 at June 30, 1999 from $291,000 at December 31, 1998. The increase included the purchase of an ATM machine and related software, an automobile for the Bank's courier, additional printers, and other miscellaneous items.

Results of Operations

     The net loss for the three and six month periods ended June 30, 1999, was $187,000 and $375,000, respectively. As of December 31, 1998, the Company had a retained deficit of $149,000, and as of June 30, 1999, the Company had a retained deficit of $524,000. The retained deficit and net losses are primarily the result of costs of opening the Bank's office, wages paid to employees, and fees and expenses incurred in forming the Company and applying for regulatory approvals. Significant ongoing additions to loan loss reserves will also contribute to net losses in 1999 as the Bank increases its loan portfolio. Management believes that the Company will generate a net loss for 1999 as a result of expenditures made to build its management team and open its main office, together with the time needed to more effectively utilize its capital and generate loan interest and fee income by making additional loans. Management believes that the expenditures made in 1998 and 1999 will create the infrastructure and lay the foundation for future growth and profitability in subsequent years.

     Interest income was $217,000 and $348,000 for the three and six month periods ended June 30, 1999, consisting primarily of interest income on federal funds and securities and secondarily from lending activities ($7,000 and $66,000 for the three and six month periods ended June 30, 1999). Interest expense was $72,000 and $97,000 for the three and six month periods ended June 30, 1999 and relates to interest incurred on interest bearing deposits.

     The Company has an allowance for loan losses of approximately 1.5% of total loans at June 30, 1999. The provision for loan losses for the three and six month periods ended June 30, 1999 was $52,000 and $72,000, respectively. This amount is expected to increase substantially in the last half of 1999 as a result of anticipated increases in the total loan portfolio. Management believes the current rate of providing for loan loss reserve is adequate.

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

     Other income of $12,000 and $18,000 for the three and six month periods ended June 30, 1999 consisted of income from deposit service charges and other miscellaneous fees.

     The main components of other expenses were primarily salaries and benefits. Other expense for the three and six month periods ended June 30, 1999 was $187,000 and $375,000 respectively, consisting primarily of occupancy and equipment expenses, legal and accounting fees, marketing expenses, insurance and supplies.

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

     To date, the Company has spent less than $15,000 on Year 2000 compliance. Management believes that the additional costs to complete the Company's Year 2000 compliance will be minimal.

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

     The Bank's core processing applications are provided by a third party vendor, Jack Henry and Associates, Inc. The Company has received correspondence from Jack Henry and Associates, Inc. which documents the status of their Year 2000 compliance. The Company has been advised that the Jack Henry and Associates, Inc. software has been successfully tested for Year 2000 compliance. In addition, the Bank has repeated a number these tests internally for specific Year 2000 critical dates, and has had the successful results of such tests validated by an outside consultant.

     Although the Company expects its internal systems to be Year 2000 compliant as described above, the Company has prepared a contingency plan that specifies what it plans to do if important internal or external systems are not Year 2000 compliant in a timely manner. Further, the bank has successfully tested major portions of the contingency plan by operating manually, as if no computers were available, for several days at each location

     Management does not anticipate that the Company will incur material operating expenses or be required to invest heavily in computer system improvements to be Year 2000 compliant. Nevertheless, the inability of the Company to successfully address Year 2000 issues could result in interruptions in the Company's business and have a material adverse effect on the Company's results of operations.

Recent Regulatory Developments

     Various bills have been introduced in the Congress that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. While the scope of permissible nonbanking activities and the conditions under which the new powers could be exercised varies among the bills, the expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed. The bills also impose various restrictions on transactions between the depository institution subsidiaries of bank holding companies and their non-bank affiliates. These restrictions are intended to protect the depository institutions from the risks of the new nonbanking activities permitted to such affiliates. At this time, the Company is unable to predict whether any of the pending bills will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Company and the Bank.

Forward Looking Statements

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but are not limite to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

PART II - OTHER INFORMATION


Item 1.      Legal Proceedings.

None.


Item 2.      Changes in Securities and Use of Proceeds.

None.


Item 3.      Defaults Upon Senior Securities.

None.


Item 4.      Submission of Matters to a Vote of Securities Holders

             (a) The annual meeting of shareholders of the Corporation was held on April 20, 1999.

             (b) The following directors were elected at the Annual Meeting for terms expiring in 2002: Louis Beer and William Clark. Other directors whose terms continued after the meeting are as follows: Charles Fortinberry, Bruce McIntyre and Robert Olsen, whose terms expire in 2000; and Edwin Adler, David Harrison and John Welker, whose terms expire in 2001.

             (c) At the Annual Meeting, two directors were elected for terms expiring in 2002. The vote was as follows:

                            Director nominee Louis Beer---
                              812,660 for, none against, 5,200 abstained.

                            Director nominee William Clark---
                              812,440 for, none against, 5,400 abstained.

Item 5.      Other Information.

None.


Item 6.      Exhibits and Reports on Form 8-K.

    (a)  Exhibits -

         10     Lease between Clarkston State Bank and Foodtown, Inc.

         27     Financial Data Schedule
                (EDGAR version only)

    (b)  Reports on Form 8-K - None.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999, to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           CLARKSTON FINANCIAL CORPORATION


                                           /s/ David T. Harrison
                                           David T. Harrison
                                           President and Chief Executive Officer



                                           /s/ James L. Richardson
                                           James L. Richardson
                                           Treasurer


DATE:     August 12, 1999

329527v1

EXHIBIT 10

                                      LEASE

THIS LEASE, is made April ___ 1999 between Waldon Properties, Inc., a Michigan corporation with offices at 20 W. Washington, Suite 15, Clarkston, Michigan 48346, (hereinafter referred to as "Landlord"), and Clarkston State Bank, a Michigan banking corporation, with offices at 15 S. Main St., Clarkston, MI 48346, (hereinafter referred to as "Tenant").

DEMISED PREMISES 1. In consideration of the rents to be paid and the covenants and agreements to be performed by Tenant, Landlord leases to Tenant the retail premises containing approximately 480 square feet, situated in the Township of Independence, County of Oakland, State of Michigan, located on the main floor in that certain building currently housing a Foodtown grocery store, with street address of 6555 Sashabaw Rd., Clarkston, Michigan, (which premises are hereinafter referred to as the "demised premises"), together with the non-exclusive right to use the parking and common facilities which may from time to time be furnished by Landlord, in common with Landlord and the tenants and occupants, their agents, employees, customers and invitees, of the building in which the demised premises are located.

TERM 2. The term of this Lease shall be for a period of three years, commencing on July ___, 1999, fully to be completed and ended. Tenant accepts the premises for occupancy "as is", subject only to any "latent defects" that Tenant could not reasonably have discovered with a careful inspection of the premises.

MINIMUM RENT 3. Tenant shall pay to Landlord, in advance, without any set-off or deduction whatsoever, as minimum rent for the demised premises, the sum of Ninety-nine Thousand Dollars ($99,000.00), payable in monthly installments of Twenty-seven Hundred Fifty Dollars ($2,750.00) on the first day of each and every month throughout the term of this Lease.

USE AND OCCUPANCY 4. During the continuation of this Lease, the demised premises shall be used and occupied for retail banking offices, and related and incidental purposes, and for no other purposes without the written consent of Landlord. Tenant shall not conduct its business in a manner which will cause an increase in fire and extended coverage insurance premiums for the demised premises or building, and Tenant will comply with all requirements of applicable insurance policies and of the American Insurance Association relating to the demised premises. Tenant shall not use the demised premises for any purpose in violation of any law, municipal ordinance, or regulation, nor shall Tenant perform any acts or carry on any practices which may injure the demised premises or the building in which the demised premises are located or be a nuisance, disturbance or menace to the other tenants of said building.

The demised premises are located entirely within the Landlord's building, and have no separate access except through premises leased to another tenant of the building. Tenant acknowledges that access to the demised premises will be limited to the hours in which the Landlord's other tenant is open for business.

Notwithstanding anything herein to the contrary, it is understood by the parties that Tenant's employees may solicit banking business from the customers and employees of the supermarket in the building outside of the demised premises, and that this right shall be exclusive to the Tenant.

UTILITIES AND SERVICES 5. Landlord shall provide at its expense all utilities for the demised premises including gas, electrical, water and sewer, heating and air conditioning. Landlord shall provide utilities for common areas at such times and in the manner the same are customarily provided in similar office buildings in the area. Landlord shall not be liable or responsible for any interruption in such utilities or other services due to causes beyond Landlord's reasonable control, or for interruptions in connection with the making of repairs or improvements to the demised premises or the building in which the demised premises are located, nor shall such interruption be deemed an actual or constructive eviction or partial eviction or result in an abatement of rental. Tenant shall install and pay for all necessary electrical, communication, security, networking and computer cabling.

REPAIRS 6. Landlord shall make all necessary repairs and replacements to the building in which the demised premises are located, and to the common areas, including parking areas, and Landlord shall also make all repairs to the demised premises which are structural in nature or required due to fire, casualty, or other act of God. Tenant shall reimburse Landlord, within 30 days of invoice therefor, for the full cost of repairs and replacements made necessary by Tenant's act, neglect, default or omission. Tenant shall, at its own cost and expense, make all repairs and provide all maintenance in connection with the demised premises. Tenant shall keep the demised premises in good repair, and Tenant shall upon the expiration of the term of this Lease, yield and deliver up the demised premises in like condition as when taken, reasonable use and wear thereof and repairs required to be made by Landlord excepted.

In the event that the Landlord shall deem it necessary or be required by any governmental authority to repair, alter, remove, reconstruct or improve any part of the demised premises or of the building in which the demised premises are located, the same shall be made by Landlord with reasonable dispatch, and should the making of such repairs, alterations or improvements cause any interference with Tenant's use of the demised premises, such interference shall not relieve Tenant from the performance of its obligations hereunder nor shall such interference be deemed an actual or constructive eviction or partial eviction or result in an abatement of rental.

                Waldon Properties, Inc. Lease - 4/20/99 - Page 2

ALTERATIONS 7. Tenant shall not make any alterations, additions or improvements to the demised premises (whether or not the same may be structural in nature) without Landlord's prior written consent, and all alterations, additions or improvements made by either party hereto to the demised premises, except movable office furniture and equipment installed at Tenant's expense, shall be the property of Landlord and remain upon and be surrendered with the demised premises at the expiration of the term thereof. Provided, however, that Landlord may require Tenant to remove any additions, alterations, or improvements made by Tenant to the premises and to repair any damage caused by such removal, and provided further, that if Tenant has not removed its property and equipment within thirty (30) days after the expiration or termination of this Lease, Landlord may elect to retain the same as abandoned property, and recover from Tenant the cost of removal and repair.

Tenant shall only use contractors approved by Landlord for the permitted alterations to the premises and shall not permit any mechanics liens to be placed or remain upon the premises. In the event Tenant permits such a lien, Landlord may, at its option, cause such lien to be discharged, and be entitled to reimbursement of the full costs thereof within 30 days of invoice therefor.

ASSIGNMENT AND SUBLETTING 8. Tenant covenants not to assign or transfer this Lease or hypothecate or mortgage the same or sublet the demised premises or any part thereof without the prior written consent of the Landlord, which consent shall not be unreasonably withheld. In the event of any such assignment or transfer, Tenant shall remain fully liable to perform all of the obligations under this Lease. Any assignment, transfer (including transfers by operation of law or otherwise), hypothecation, mortgage or subletting without such written consent shall give Landlord the right to terminate this Lease and to re-enter and repossess the demised premises pursuant to legal proceedings, but Landlord's right to damages shall survive. No consent by Landlord to any assignment, transfer, hypothecation, mortgage or subletting on any one occasion shall be deemed a consent to any subsequent assignment, transfer, hypothecation, mortgage or subletting by Tenant or by any successors, assigns, transferees, mortgagees or subleases of Tenant. Nothwithstanding the foregoing, Tenant may assign this Lease to, or at the order of, banking regulators, FDIC, or other regulatory agencies.

INSURANCE AND INDEMNIFICATION 9. Tenant shall indemnify and hold Landlord harmless from any liability for damages or death to any person or property in, on, or about the demised premises and common areas from any cause whatsoever, excepting that caused by the negligence of the Landlord, its agents or employees. Tenant shall procure and keep in effect during the entire term hereof public liability and property damage insurance protecting Landlord and Tenant from all causes including their own negligence, having as limits of liability One Million Dollars ($1,000,000.00) for damages or death resulting to one person; Two Million Dollars ($2,000,000.00) for

          Waldon Properties, Inc. Lease - 4/20/99 - Page 3 damages or death resulting from one casualty; and Five Hundred Thousand Dollars ($500,000.00) for property damage resulting from any one occurrence. The policies shall name Landlord as additional insured, and provide that such insurance shall be primary with respect to Landlord, and any insurance maintained by Landlord is excess and noncontributing with such insurance. Tenant shall deliver policies of such insurance or certificates thereof to Landlord and such policies shall not be cancelable without thirty (30) days' written notice to Landlord. In the event Tenant shall fail to procure such insurance, Landlord may, at its option, procure the same for the account of Tenant, and the full cost thereof shall be paid to Landlord within 30 days of invoice therefor. The provisions hereof shall survive the termination or earlier expiration of this Lease with respect to any damage, injury, or death occurring prior to such termination or expiration.

Landlord and Tenant do each hereby release the other from any liability resulting from damage by fire or any other peril covered by extended coverage insurance with waiver of subrogation normally available in the State of Michigan irrespective of the cause therefor; provided, however, that if an increase in premium is required for such waiver of subrogation, the other party will pay such increase or the waiver will not be furnished. The policies required by this Lease shall provide that this waiver shall not invalidate the coverage.

FIRE 10. In the event the demised premises are damaged or destroyed in whole or in part by fire or other insured casualty during the term hereof, Landlord shall, at its own cost and expense, repair and restore the same to tenantable condition with reasonable dispatch, and the rent herein provided shall be reduced in direct proportion to the amount of the demised premises so damaged or destroyed until such time as the demised premises are restored to tenantable condition. If the demised premises cannot be restored to tenantable condition within a period of Sixty (60) days, Landlord and Tenant shall each have the right to terminate this Lease upon written notice to the other (Tenant's cancellation notice shall be given with thirty (30) days after receipt of written notice from Landlord that the demised premises cannot be timely restored), and any rent paid for any period in advance of the date of such damage and destruction shall be refunded to Tenant. If the demised premises are damaged due to fire or other casualty, Tenant shall, at its own cost and expense, remove such of its furniture and other belongings from the demised premises as Landlord shall require in order to repair and restore the demised premises. Landlord shall use reasonable discretion as to the extent of the untenantability of the demised premises and of the time required for the repair and rebuilding of the same and no such damage or untenantability shall be deemed either an actual or constructive eviction or result in an abatement of rental (except as provided herein for insured casualties).

In the event the building in which the demised premises are located is destroyed to the extent of more than one-half of the then value thereof, Landlord shall have the right to

          Waldon Properties, Inc. Lease - 4/20/99 - Page 4 terminate this Lease upon written notice to Tenant, in which event any rent paid in advance of the date of such destruction shall be refunded to Tenant.

EMINENT DOMAIN 11. If the whole or any substantial part of the demised premises or the building in which the demised premises are located shall be taken by any public authority under the power of eminent domain, then the term of this Lease shall cease on the part so taken on the date possession of that part shall be required for public use, and any rent paid in advance of such date shall be refunded to Tenant. Landlord and Tenant shall each have the right to terminate this Lease as to the balance of the demised premises upon written notice to the other, which notice shall be delivered within thirty (30) days following the date notice is received of such taking, and such termination shall be effective on the date of possession of the condemned premises. In the event that neither party hereto shall terminate this Lease, Landlord shall, to the extent the proceeds of the condemnation award (other than any proceeds awarded for the value of any land taken) are available, make all necessary repairs to the demised premises and the building in which they are located to render and restore the same to a complete architectural unit and Tenant shall continue in possession of the portion of the demised premises not taken under the power of eminent domain, under the same terms and conditions as are herein provided, except that the rent reserved herein shall be reduced in direct proportion to the amount of the demised premises so taken. All damages a warded for such taking shall belong to and be the property of Landlord, whether such damages be awarded as compensation for diminution in value of the leasehold or the fee of the demised premises; provided, however, Landlord shall not be entitled to any portion of the award made to Tenant for removal and reinstallation of trade fixtures, loss of business, or moving expenses.

REAL & PERSONAL PROPERTY TAXES 12. Tenant shall pay all personal property taxes levied or assessed against Tenant's property and improvements on or affixed to the demised premises, including without limitation taxes attributable to all alterations, additions or improvements made by Tenant. In the event Tenant shall fail to pay such latter taxes, Landlord may, at its option, pay the same for the account of Tenant, and the cost thereof shall be paid to Landlord within 30 days of invoice therefor.

QUIET ENJOYMENT 13. Landlord warrants that Tenant, upon paying the rents herein, and in performing each and every covenant hereof, shall peacefully and quietly hold, occupy and enjoy the demised premises throughout the term hereof, without molestation or hindrance by any person holding under or through Landlord.

SUBORDINATION 14. Landlord and its mortgagee(s) reserve the right to subject and subordinate this Lease at all times to the lien of any mortgages) or ground or underlying lease(s) now or hereafter placed upon Landlord's interest in the demised premises or on the land and building of which the demised premises are a part, or upon

          Waldon Properties, Inc. Lease - 4/20/99 - Page 5
any building hereafter placed upon the land parcel of which the demised premises are a part, and Tenant agrees upon request to execute an agreement subordinating its interest and/or attornment agreement to such mortgagees and lessors and appoints Landlord its attorney-in-fact to execute and deliver any such instruments in the event Tenant fails to execute such agreement within 30 days of written request by the Landlord; provided, however, that no default by Landlord under any such mortgage or ground lease shall affect Tenant's rights hereunder so long as Tenant shall not be in default.

NON-LIABILITY 15. Landlord shall not be responsible or liable to Tenant for any loss or damage that may be occasioned by or through the acts or omission of persons occupying adjoining premises or any part of the premises adjacent to or connected with the demised premises or any part of the building of which the demised premises are a part or for any loss or damage resulting to Tenant or his property from burst, stopped, or leaking water, gas, sewer, or steam pipes, or for any damage or loss of property within the demised premises from any cause whatsoever. In the event of any sale or transfer (including any transfer by operation of law) of the demised premises, Landlord (and any subsequent owner of the demised premise making such a transfer) shall be relieved from any and all obligations and liabilities under this Lease except such obligations and liabilities as shall have arisen during Landlord's (or such subsequent owner's) respective period of ownership, provided that the transferee assumes in writing all of the obligations of the Landlord under this Lease.

NON-WAIVER 16. One or more waivers by Landlord of any breach of a covenant or condition hereof by Tenant shall not be construed as a waiver of a subsequent breach of the same covenant or condition, and the consent or approval by Landlord to or of any act by Tenant requiring Landlord's consent or approval shall not be deemed to waive or render unnecessary Landlord's consent or approval to or of any subsequent similar act by Tenant.

BANKRUPTCY 17. Notwithstanding any other provisions herein, in the event (a) Tenant or its successors or assignees shall become insolvent or bankrupt, or if it or its interests under this Lease shall be levied upon or sold under execution or other legal process, or (b) the depository institution then operating on the demised premises is closed, or is taken over by any depository institution supervisory authority ("Authority"), Landlord may, in either such event, terminate this Lease only with the concurrence of any Receiver or Liquidator appointed by such Authority; provided, that in the event this Lease is terminated by the Receiver or Liquidator, the maximum claim of Landlord for rent, damages, or indemnity for injury resulting from the termination, rejection, or abandonment of the unexpired Lease shall by law in no event be in an amount exceeding an amount equal to all accrued and unpaid rent to the date of termination.

          Waldon Properties, Inc. Lease - 4/20/99 - Page 6

LANDLORD'S REMEDIES 18.
     (a) In the event Tenant shall fail to pay the rent or any other obligation involving the payment of money reserved herein when due, and if Tenant shall fail to cure such default within seven (7) days after the written notice, Landlord shall, in addition to these other remedies provided by law, and in this Lease, have the remedies set forth in subparagraph (c) below.

     (b) If Tenant shall be in default in performing any of the terms of this Lease other than the payment of rent or any other obligation involving the payment of money, Landlord shall give Tenant written notice of such default, and if Tenant shall fail to cure such default within ten (10) days after the receipt of such notice, or if the default is of such a character as to require more than ten (10) days to cure, then if Tenant shall fail within said ten (10) day period to commence and thereafter proceed diligently to cure such default, then and in either of such events, Landlord may (at its option and in addition to its other legal remedies) cure such default for the account of Tenant and the full sum so expended by Landlord shall be owed Landlord forthwith as additional rental as provided in Section 3.

     (c) If any rent or any other obligation involving the payment of money shall be due and unpaid or Tenant shall be in default upon any of the other terms of this Lease, and such default has not been cured after notice and within the time provided in subparagraphs (a) and (b) above, or, if the premises are abandoned or vacated, then Landlord, in addition to its other remedies, shall have the immediate right to re-entry. Should Landlord elect to re-enter or take possession pursuant to legal proceedings or any notice provided for by law, Landlord may either terminate this Lease or from time to time, without terminating this Lease, relet the premises or any part thereof on such terms and conditions as Landlord shall in its sole discretion deem advisable. The avails of such reletting shall be applied first to the payment of any indebtedness of Tenant to Landlord other than rent due hereunder; second, to the payment of any reasonable costs of such reletting, including the cost of any reasonable alterations and repairs to the premises; third, to the payment of rent due and unpaid hereunder; and the residue, if any, shall be held by Landlord and applied in payment of future rent as the same may become due and payable hereunder. Should the avails of such reletting during any month be less than the monthly rent reserved hereunder, then Tenant shall during each such month pay such deficiency to Landlord.

     (d) All rights and remedies of Landlord hereunder shall be cumulative and none shall be exclusive of any other rights and remedies allowed by law. Should Landlord pursue the remedy of summary proceedings for default of Tenant, give notice to quit as required thereby, obtain a judgment for possession, and/or recover possession of the demised premises, such acts shall not constitute forfeiture or termination of Tenant's obligation to pay rent hereunder, which shall continue for the full term of the Lease Agreement.

                Waldon Properties, Inc. Lease - 4/20/99 - Page 7

     (e) Tenant shall reimburse Landlord for all its reasonable costs of enforcing the terms of this Lease, including reasonable attorney fees.

HOLDING OVER 19. It is hereby agreed that in the event of Tenant holding over after the termination of this Lease, thereafter the tenancy shall be from month to month in the absence of a written agreement to the contrary, and Tenant shall pay to Landlord a daily occupancy charge equal to seven percent (7%) of the monthly rental under Paragraph three (3) for the last lease year, for each day from the expiration or termination of this Lease until the date the demised premises are delivered to Landlord in the condition required herein, plus all other charges payable by Tenant under this Lease, and Landlord's right to damages for such illegal occupancy shall survive.

ENTIRE AGREEMENT 20. This Lease shall constitute the entire agreement of the parties hereto; all prior agreements between the parties, whether written or oral, are merged herein and shall be of no force and effect. This Lease cannot be changed, modified or discharged orally, but only by an agreement in writing, signed by the party against whom enforcement of the change, modification or discharge is sought.

NOTICES 21. Whenever under this Lease a provision is made for notice of any kind it shall be deemed sufficient notice and service thereof if such notice to Tenant is in writing addressed to Tenant at 15 South Main St., Clarkston, Michigan 48346, Attention President and CEO, and deposited in the mail, certified or registered mail, with postage prepaid, and if such notice to Landlord is in writing addressed to the last known post office address of Landlord and deposited in the mail, certified or registered mail, with postage prepaid. Notice need be sent to only one Tenant or Landlord where Tenant or Landlord is more than one person.

SUCCESSORS 22. This agreement shall inure to the benefit of and be binding upon,
the  parties  hereto,   their  respective  heirs,   administrators,   executors,
representatives, successors and assigns.

OBLIGATIONS FOR PREPARATION OF DEMISED PREMISES 23. Except as specified in Paragraph One hereof, all costs of making the premises ready for occupancy, including, but not limited to, telephone lines and computer lines, shall be the responsibility of Tenant. Notwithstanding any provision herein to the contrary, Tenant shall be solely responsible for the demised premises' compliance with the Americans with Disabilities Act, and regulations thereunder, as amended from time to time, and shall indemnify and hold Landlord harmless from any liability therefor. Landlord shall fully comply with the ADA as to all common areas.

          Waldon Properties, Inc. Lease - 4/20/99 - Page 8

OPTION TO RENEW LEASE 24. Landlord grants to Tenant the right and option to renew the term of this Lease for one additional term of three years upon the same terms, conditions, and provisions set forth herein, except:

      (a) Tenant shall pay to Landlord as minimum rent during any renewal term of this Lease the minimum rental payable during the original term, plus a percentage of that minimum rental that is the percentage increase in the cost of living in the Detroit Metropolitan area, as determined by regularly published statistics of the United States Department of Labor, from the commencement date of this Lease to the commencement date of the renewal term. In no event shall the minimum rental for the renewal term be less than the minimum rental for the original term. The minimum rental for the renewal term shall be paid in advance, without any set-off or deduction whatsoever, in equal monthly installments on the first day of each and every month throughout the renewal term of this Lease; and

      (b) The renewal term shall have no option to renew.

The right and option to renew shall be contingent upon Tenant being current in its rental and other obligations under this Lease on the date the option to renew is exercised and on the date the renewal term is to commence. Notice of Tenant's intention to exercise its option shall be given by Tenant to Landlord, in writing, at least one hundred eighty days prior to the expiration of the original term of the Lease.

IN WITNESS WHEREOF, the parties hereto have caused this Lease Agreement to be executed as of the day and year first above written.

WITNESSES:                               WALDON PROPERTIES, Inc., a Michigan
                                         Corporation, Landlord

/s/ Dawn M. Horner
Dawn M. Horner                           By: /s/ Ed L. Adler
                                         Its: Partner
/s/ Doreen L. Schwaze
Doreen L. Schwaze



WITNESSES:                               CLARKSTON STATE BANK, a Michigan
                                         Banking Corporation, Tenant

/s/ Dawn M. Horner                       /s/ David Harrison
Dawn M. Horner                           By:  D. T. Harrison
                                         Its: President
/s/ Doreen L. Schwaze
Doreen L. Schwaze

                Waldon Properties, Inc. Lease - 4/20/99 - Page 9

STATE OF MICHIGAN  )
                   )ss
COUNTY OF OAKLAND  )

     On this 27 day of April, 1999 before me a Notary Public in and for said County, Oakland, personally known to me, who, being sworn by me, did depose and say that (s)he is, the President of Waldon Properties, Inc., a Michigan corporation with offices at 20 W. Washington, Ste 15, Clarkston, Michigan, the corporation named as Landlord in and which executed the within instrument, and that the seal affixed to said instrument is the corporate seal of said corporation, and that said instrument was signed and sealed in behalf of said corporation by authority of its Board of Directors, and said he acknowledges the said instrument to be the free act and deed of said corporation.


/s/ Roberta S. Trzos                            Roberta S. Trzos
                                         Notary Public, Oakland County, MI
Notary Public, Oakland County, Michigan. My Commission Expires: 05/21/2003




STATE OF MICHIGAN  )
                   )ss
COUNTY OF OAKLAND  )

     On this 27 day of April, 1999 before me a Notary Public in and for said County, Oakland, personally known to me, who, being sworn by me, did depose and say that (s)he is, the President of Clarkston State Bank, a Michigan Corporation with offices at 15 South Main, Clarkston, Michigan, the corporation named as Tenant in and which executed the within instrument, and that the seal affixed to said instrument is the corporate seal of said corporation, and that said instrument was signed and sealed in behalf of said corporation by authority of its Board of Directors, and said he acknowledges the said instrument to be the free act and deed of said corporation.

/s/ Roberta S. Trzos                            Roberta S. Trzos
                                         Notary Public, Oakland County, MI
Notary Public, Oakland County, Michigan. My Commission Expires: 05/21/2003


                Waldon Properties, Inc. Lease - 4/20/99 - Page 11
::ODMA\PCDOCS\GRR\326983\1