Form 10QSB
period 1999-09-30
CLARKSTON FINANCIAL CORP
filed 1999-11-08
CIK 1068366

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                   FORM 10-QSB


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No ___


The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 931,600 shares of the Company's Common Stock (no par value) were outstanding as of November 5, 1999.

Transitional Small Business Disclosure Format (check one): Yes___ No_X_

                                      INDEX




                                                                         Page
                                                                       Number(s)
                                                                      ----------

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

Part I   Financial Information (unaudited)

                         CLARKSTON FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 September 30, 1999 (unaudited) and December 31, 1998
                  (dollars in thousands, except per share data)


                                                                 September 30,                December 31,
                                                                     1999                          1998
                                                                 -------------                ------------
                                                                 (Unaudited)
ASSETS
Cash and Cash Equivalents
       Total cash and due from banks                       $           574                 $         92
       Federal funds sold                                            1,250                        8,350
                                                                ----------                 ------------
            Total Cash and Cash Equivalents                          1,824                        8,442

Securities Available for Sale, at fair value                        14,141                           --

Loans, less Loan Loss Reserve
       Total loans                                                   7,699
       Allowance for loan losses                                        97                           --
                                                               -----------                 ------------
       Net Loans                                                     7,602                           --

Net Property and Equipment                                             356                          291
Accrued interest receivable                                            185                           --
Deposit premium and conversion costs,
       net of amortization                                             178                           --
Other Assets                                                            14                           --
                                                               -----------                 ------------
            Total Assets                                            24,300                 $      8,733
                                                               ===========                 ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
       Noninterest-bearing                                           1,960                           --
       Interest-bearing                                             14,316                           --
                                                               -----------                 ------------
            Total deposits                                          16,276                           --
       Accrued Expenses and Other Liabilities                          116                          126

Shareholders' Equity
       Common stock, par value: 10,000,000
             shares authorized, 936,600 and 951,000 shares
             issued and outstanding as of September 30, 1999
             and December 31, 1998, respectively                     4,322                        4,378
       Capital surplus                                               4,322                        4,378
       Accumulated deficit                                            (648)                        (149)
       Accumulated other comprehensive income                          (88)                          --
                                                               -----------                 ------------
             Total Shareholder Equity                                7,908                        8,607
                                                               -----------                 ------------

              Total Liabilities and Shareholders' Equity   $        24,300                 $      8,733
                                                               ===========                 ============

           See accompanying notes to consolidated financial statements

                         CLARKSTON FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
              Three months and nine months ended September 30, 1999
                  (dollars in thousands, except per share data)
                                   (unaudited)



                                                               Three Months                  Nine Months
                                                                   ended                       ended
                                                             September 30, 1999         September 30, 1999
                                                             ------------------         ------------------
Interest Income
                                                                 $       121                 $      187
       Loans, including fees                                             194                        373
       Securities                                                         22                        125
                                                                 -----------                -----------
       Federal Funds sold                                                337                        685
            Total interest income

Interest Expense
       Deposits                                                          124                        220
       Other                                                              --                         --
                                                                 -----------                -----------
            Total interest expense                                       124                        220

Net Interest Income                                                      213                        465

Provision  for loan losses                                                27                         97
                                                                 -----------                -----------

Net interest income after provision for loan losses                      186                        368

Noninterest income                                                        21                         38

Noninterest expense
       Salaries and benefits                                             151                        409
       Occupancy expense of premises                                      33                         75
       Furniture and equipment expense                                    33                         72
       Computer and data processing expenses                              43                        118
       Advertising and public relations                                   33                         98
       Professional fees                                                  25                         84
      Amortization of deposit premium and conversion cost                  4                          4
       Other expense                                                      10                         45
                                                             ---------------                 ----------
            Total noninterest expense                                    332                        905
                                                             ---------------                 ----------
Loss before federal income tax                                          (125)                      (499)

Federal income tax                                                         0                          0
                                                             ---------------                 ----------

Net loss                                                     $          (125)                      (499)
                                                             ===============                 ==========

Basic and diluted loss per share                             $         (0.13)                 $    (.53)
                                                             ===============                 ==========

          See accompanying notes to consolidated financial statements.

                         CLARKSTON FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
              Three months and nine months ended September 30, 1999
                             (dollars in thousands)
                                   (Unaudited)



                                                      Three Months                           Nine Months
                                                         ended                                  ended
                                                   September 30, 1999                    September 30, 1999
                                                   ------------------                    ------------------
Net Loss as Reported                                    $      (125)                         $     (499)

Other Comprehensive Income, Net of Tax:

       Change in unrealized gain on securities
           available for sale
                                                                (76)                                (88)
                                                        -----------                          ----------
Comprehensive Loss                                      $      (201)                         $     (587)
                                                        ===========                          ==========












          See accompanying notes to consolidated financial statements.

                         CLARKSTON FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      Nine months ended September 30, 1999
                             (dollars in thousands)
                                   (Unaudited)





                                                                                 Accumulated
                                                                                    Other              Total
                                           Common      Capital     Accumulated  Comprehensive      Shareholders'
                                            Stock      Surplus       Deficit       Income           Equity
                                           ------      -------     -----------  -------------      ------------

Balance December 31, 1998                $   4,378    $  4,378    $    (149)    $     0             $   8,607


Net income (loss) for nine months
ended September 30, 1999 (unaudited)                                   (499)                             (499)

Purchase and retirement of 14,400
shares                                                                                                   (112)
of the Corporation's common stock              (56)        (56)

Increase (decrease) in fair market
value of securities available for sale                                               (88)                 (88)
                                         ----------   --------   ----------     ---------           ---------
Balance September 30, 1999               $   4,322    $  4,322    $    (648)    $    (88)           $   7,908
                                         ==========   ========   ==========     =========           =========










          See accompanying notes to consolidated financial statements.

                         CLARKSTON FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      Nine months ended September 30, 1999
                             (dollars in thousands)
                                   (unaudited)




                                                          Nine Months
                                                             ended
                                                      September 30, 1999
                                                      ------------------
                                                          (Unaudited)

 Cash Flows from Operating Activities:
       Net loss                                              $    (499)
       Adjustments to reconcile net loss to net
       cash used in operating activities:
            Increase in interest receivable                       (185)
            Depreciation and amortization                           64
            Decrease in accrued expenses                            (9)
            Loan loss provision                                     97
            Increase in other assets                               (14)
                                                             ---------
                  Total adjustments                                (47)
                                                             ---------
            Net cash used in operating activities                 (546)

Cash Flows from Investing Activities:
       Increase in loans                                        (7,699)
       Purchase of securities                                  (14,228)
       Equipment expenditures                                     (126)
       Deposit premium and conversion cost                        (182)
                                                             ---------
                                                               (22,235)
Cash Flows from Financing Activities:
       Increase in deposits                                     16,276
       Repurchase of 14,400 shares of common stock                (112)
                                                             ---------
                                                                16,164

Net decrease in cash and cash equivalents                       (6,617)
Cash and cash equivalents at beginning of year                   8,442
                                                             ---------
Cash and cash equivalents at September 30, 1999              $   1,825
                                                             =========









          See accompanying notes to consolidated financial statements.

                         CLARKSTON FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              September 30, 1999 (unaudited) and December 31, 1998



NOTE 1 BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Proxy Statement dated March 5, 1999 containing audited financial statements for the period from May 18, 1998 (date of inception), through December 31, 1998.

NOTE 2 COMPUTATION OF EARNINGS PER SHARE

     Basic earnings (loss) per share is based on net income (loss) divided by the weighted average number of shares outstanding during the period.

NOTE 3 PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Clarkston Financial Corporation (the "Company"), and its wholly-owned subsidiary, Clarkston State Bank (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.


NOTE 4 COMPARATIVE DATA

     The Company was incorporated on May 18, 1998, and the Bank opened for operations on January 4, 1999. Comparable statements of income and cash flows for the nine months ended September 30, 1998, have not been presented since the Company did not have operations during that period.

                         CLARKSTON FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              September 30, 1999 (unaudited) and December 31, 1998



NOTE 5 - SECURITIES

The amortized cost and fair values of securities were as follows (dollars in thousands):

Available for Sale

                                                                  Gross            Gross
                                                Amortized       Unrealized       Unrealized      Fair
                                                  Cost            Gains            Losses       Values
                                                ---------       ----------       ----------     ------
September 30, 1999 (Unaudited)
       Taxable variable rate demand
           municipal revenue bonds,
           short term corporate
           commercial paper, and bonds
           of government agencies                $  14,228       $    0          $  (87)       $ 14,141
                                                 =========       ======          ======        ========



Contractual maturities of debt securities at September 30, 1999, were as follows. No held-to-maturity securities existed at September 30, 1999. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.




                                         Available-for-Sale Securities
                                         -----------------------------
                                        Amortized              Fair
                                          Cost                Values
                                        ---------             ------
                                            (dollars in thousands)

Due from 1999 to 2002                  $  10,760             $  10,706
Due from 2003 to 2004                      3,001                 2,981
Due in 2006                                  467                   454
                                       ---------             ---------
                                       $  14,228             $  14,141
                                       =========             =========







                                   (Continued)

                         CLARKSTON FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              September 30, 1999 (unaudited) and December 31, 1998




NOTE 6 - LOANS

Loans are as follows (dollars in thousands):


                                                September 30,            December 31,
                                                   1999                      1998
                                                -------------            ------------
                                                (Unaudited)
Commercial                                        $    4,076                $     --
Mortgage                                               1,857                      --
Consumer                                               1,766                      --
                                                  ----------                --------
                                                       7,699                      --
Allowance for loan losses                                 97                      --
                                                  ==========                --------
                                                  $    7,602                $     --
                                                  ==========                ========



Activity in the allowance for loan losses is as follows (dollars in thousands):



                                                                            Period from
                                                                              May 18
                                                      Six months        (date of inception)
                                                        ended                 through
                                                     September 30,          December 31,
                                                         1999                   1998
                                                     -------------       -----------------
                                                      (Unaudited)
Balance at beginning of period                           $       0              $     --
       Provision charged to operating expense                   97                    --
       Loans charged off                                        --                    --
                                                         ---------              --------

Balance at end of periods                                $      97              $     --
                                                         =========              ========
Allowance for loan losses as a percentage of
       loans at end of period                                                         --
                                                              1.25%
                                                         =========              ========










                                   (Continued)

                         CLARKSTON FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              September 30, 1999 (unaudited) and December 31, 1998



NOTE 7 - PREMISES AND EQUIPMENT - NET

Premises and equipment are as follows (dollars in thousands):


                                                                Accumulated        Carrying
                                                  Cost          Depreciation         Value
                                                  ----          ------------       --------
September 30, 1999 (unaudited)
       Building and improvements                 $    87          $      6        $     81
       Furniture and equipment                       329                54             275
                                                 -------          --------        --------
                                                 $   416          $     60        $    356
                                                 =======          ========        ========
December 31, 1998
       Building and improvements                 $    59          $      0        $     59
       Furniture and equipment                       232                 0             232
                                                 -------          --------        --------
                                                 $   291          $      0        $    291
                                                 =======          ========        ========




NOTE 8 - DEPOSITS

Deposits are summarized as follows (dollars in thousands):

                                                             September 30,        December 31,
                                                                 1999                 1998
                                                             -------------        ------------
Demand deposit accounts                                        $    4,041             $    --
Money market accounts                                               2,490                  --
Savings accounts                                                    3,736                  --
Certificates of Deposit                                             6,009                  --
                                                               ----------             -------
                                                               $   16,276             $    --
                                                               ==========             =======









                                   (Continued)

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

General

     Clarkston Financial Corporation (the "Company") is a Michigan corporation incorporated on May 18, 1998. The Company is the bank holding company for Clarkston State Bank (the "Bank"). The Bank commenced operations on January 4, 1999. The Bank is a Michigan chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation. The Bank provides a full range of commercial and consumer banking services, primarily in Clarkston, Michigan and the surrounding market area primarily located in north Oakland County, Michigan.

     The Company's plan of operation has been to establish its management team within the first few months of its operations and to grow in a prudent manner, primarily by providing prompt, quality service. Management believes that it has been successful in establishing a management team that can administer the Company's growth in such a manner.

     On April 6, 1999, the Bank entered into an agreement with The State Bank, Fenton, Michigan, to acquire certain assets and assume certain deposit liabilities with respect to The State Bank's branch office located in the Foodtown grocery store at 6555 Sashabaw Road, Clarkston, Michigan. This transaction was consummated on July 16, 1999 and added $1.8 million in deposits to the Bank's totals. A deposit premium of 9.24% of deposits (as finally adjusted) was paid to The State Bank for these deposits, along with $17,000 for various fixed assets and equipment. The Bank leases the branch space from Foodtown, Inc. at a rental rate of $2,750 per month under a lease which runs until July, 2002. The Chairman of the Company's Board of Directors is the principal owner of Foodtown, Inc. The lease is an arm's length transaction on essentially the same terms as those previously in place between Foodtown, Inc. and The State Bank.

Financial Condition

     Total assets of the Company increased by $15.6 million or 179% to $24.3 million at September 30, 1999, from $8.7 million at December 31, 1998. The increase in assets is primarily attributable to the Bank continuing to attract customer deposits. The first three quarters of 1999 were the Company's first full nine months of operations, and the number of deposit accounts increased from none at December 31, 1998, to 2,285 deposit accounts at September 30, 1999. The Company anticipates that the Bank's assets will continue to increase during 1999, which will be the Bank's first full year of operations.

     Cash and cash equivalents, which include federal funds sold and short-term investments, decreased $6.6 million or 79% to $1.8 million at September 30, 1999, from $8.4 million at December 31, 1998. The decrease is the result of the increase in the investment and loan portfolios since December 31, 1998.

     Securities available for sale increased to $14.1 million at September 30, 1999 from $0 at December 31, 1998. The increase is the result of the investment of customer deposits that have been obtained since December 31, 1998, and also the purchase of securities using cash generated by a reduction in federal funds sold.

     The allowance for loan losses as of September 30, 1999 was $96,500, representing approximately 1.25% of total loans outstanding, compared to no loan loss reserves at December 31, 1998, at which time the Bank had not yet opened for business. Clarkston Financial Corporation has not experienced any credit losses as of September 30, 1999.

     Bank premises and equipment increased by $65,000 or 22% to $356,000 at September 30, 1999 from $291,000 at December 31, 1998. The increase included the purchase of two ATM machines and related software, an automobile for the Bank's courier, computer equipment for the new branch, additional printers, and other miscellaneous items.

Results of Operations

     The net loss for the three and nine month periods ended September 30, 1999, was $125,000 and $499,000, respectively. As of December 31, 1998, the Company had a retained deficit of $149,000, and as of September 30, 1999, the Company had a retained deficit of $648,000. The retained deficit and net losses are primarily the result of costs of opening the Bank's office, wages paid to employees, and fees and expenses incurred in forming the Company and applying for regulatory approvals. Significant ongoing additions to loan loss reserves will also contribute to net losses in 1999 as the Bank increases its loan portfolio. Management believes that the Company will generate a net loss for 1999 as a result of expenditures made to build its management team and open its main office and its first branch, together with the time needed to more effectively utilize its capital and generate loan interest and fee income by making additional loans. Management believes that the expenditures made in 1998 and 1999 will create the infrastructure and lay the foundation for future growth and profitability in subsequent years.

     Interest income was $337,000 and $685,000 for the three and nine month periods ended September 30, 1999, consisting primarily of interest income on federal funds and securities and secondarily from lending activities ($121,000 and $187,000 for the three and nine month periods ended September 30, 1999). Interest expense was $124,000 and $220,000 for the three and nine month periods ended September 30, 1999 and relates to interest incurred on interest bearing deposits.

     The Company had an allowance for loan losses of approximately 1.25% of total loans at September 30, 1999. The provision for loan losses for the three and nine month periods ended September 30, 1999 was $27,000 and $97,500, respectively. This amountis expected to increase substantially in the last quarter of 1999 as a result of anticipated increases in the total loan portfolio. Management believes the current rate of providing for the loan loss reserve is adequate.

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

     The primary risk element considered by management regarding each installment and residential real estate loan is the lack of timely payment. Management has a reporting system that monitors past due loans and has adopted policies to pursue its creditor's rights in order to preserve the Bank's position. The primary risk elements concerning commercial loans are the financial condition of the borrower, the sufficiency of the collateral, and lack of timely payment. Management has a policy of requesting and reviewing annual financial statements from its commercial loan customers, and periodically reviews the existence and value of collateral for selected loans.

     Other income of $21,000 and $38,000 for the three and nine month periods ended September 30, 1999 consisted of income from deposit service charges and other miscellaneous fees.

     The main components of other expenses were primarily salaries and benefits. Other expense for the three and nine month periods ended September 30, 1999 was $181,000 and $496,000, respectively, consisting primarily of occupancy and equipment expenses, legal and accounting fees, marketing expenses, insurance and supplies.

Liquidity and Capital Resources

     The Company obtained its initial equity capital in an initial public offering of its common stock in November, 1998. The Company's plan of operation for the next twelve months does not contemplate the need to raise additional capital during that period. Management believes that its current capital and liquidity will provide the Company with adequate capital to support its expected level of deposit and loan growth and to otherwise meet its cash and capital requirements for at least the next two or three years.

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

     The Company has completed its Year 2000 assessment and necessary remediation. However, the Company may be adversely affected by the inability of other companies whose systems interact with the Company to become Year 2000 compliant.

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

     Although the Company believes its internal systems to be Year 2000 compliant as described above, the Company has prepared a contingency plan that specifies what it plans to do if important internal or external systems are not Year 2000 compliant in a timely manner. Further, the Bank has successfully tested major portions of the contingency plan by operating manually, as if no computers were available, for several days at each location.

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

Recent Regulatory Developments

     Various bills have been introduced in the Congress that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. While the scope of permissible nonbanking activities and the conditions under which the new powers could be exercised vary among the bills, the expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed. The bills also impose various restrictions on transactions between the depository institution subsidiaries of bank holding companies and their non-bank affiliates. These restrictions are intended to protect the depository institutions from the risks of the new nonbanking activities permitted to such affiliates. At this time, the Company is unable to predict whether any of the pending bills will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Company and the Bank.

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

None


Item 5.      Other Information.

None.


Item 6.      Exhibits and Reports on Form 8-K.

   (a)  Exhibits -

       27      Financial Data Schedule
               (EDGAR version only)

   (b) Reports on Form 8-K - None.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           CLARKSTON FINANCIAL CORPORATION



                                           //ss/ David T. Harrison
                                           David T. Harrison
                                           President and Chief Executive Officer



                                           //ss// James L. Richardson
                                           James L. Richardson
                                           Treasurer

DATE:     November 4, 1999