Form 10KSB
period 1999-12-31
CLARKSTON FINANCIAL CORP
filed 2000-03-30
CIK 1068366

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------


                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

                              ---------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_ No ____

Check here if there is no disclosure by delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.[X}

The registrant's revenues for 1999 were $1,226,000. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on a per share price of $5.25 as of March 27, 2000, was $3,785,617 (common stock, no par value). As of March 27, 2000, there were outstanding 931,600 shares of the Company's common stock (no par value).

Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 2000 are incorporated by reference into Part II and Part III of this Report.

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

     The Company completed an underwritten initial public offering in November 1998. The Company issued 950,000 shares of common stock in the initial public offering, resulting in net proceeds to the Company of $8.8 million. On December 18, 1998, the Company transferred $8,496,860 to the Bank to capitalize the Bank. The Bank opened for business on January 4, 1999.

     As of December 31, 1999, the Company had total assets of $33.3 million, total deposits of $25.3 million, approximately 2,695 deposit accounts and shareholders' equity of $7.8 million.

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

     Residential Real Estate Loans. The Bank originates residential mortgage loans, which are generally long-term with either fixed or variable interest rates. The Bank's general policy, which is subject to review by management as a result of changing market and economic conditions and other factors, is to retain all or a portion of variable interest rate mortgage loans in the Bank's loan portfolio and to sell all fixed rate loans in the secondary market. The Bank also offers home equity loans. The Bank retains servicing rights with respect to residential mortgage loans that it originates. The Bank has not sold any residential mortgage loans as of December 31, 1999.

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

     Deposit Services. The Bank offers a broad range of deposit services, including interest bearing and non-interest bearing checking accounts, savings accounts and time deposits of various types. Transaction accounts and time certificates are tailored to the principal market area at rates competitive with those offered in the area. All deposit accounts are insured by the FDIC up to the maximum amount permitted by law. The Bank solicits these accounts from individuals, businesses, associations, financial institutions and government authorities. The Bank may also use alternative funding sources as needed, including conduit financing and the packaging of loans for securitization and sale.

     Other Services. The Bank may establish relationships with correspondent banks and other independent financial institutions to provide other services requested by its customers, including loan participations where the requested loan amounts exceed the Bank's policies or legal lending limits. The Bank may consider providing additional services in the future, such as personal computer based at-home banking. Management believes that the Bank's personalized service approach benefits from customer visits to the Bank. Management will continue to evaluate the desirability of adding telephone, electronic and at-home banking services. Should the Bank choose to do so, the Bank could provide one or more of these services at a future date using a third-party service provider.

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

Employees

     As of December 31, 1999, the Company had 10 full-time and 5 part-time employees. The Company has assembled a staff of experienced, dedicated professionals whose goal is to provide outstanding service. None of the Company's employees are represented by collective bargaining agents.

Selected Statistical Data

     Selected Statistical Data for Clarkston Financial Corporation is presented for 1999 in Management's Discussion and Analysis of Financial Condition and Results of Operations. Clarkston State Bank commenced operations on January 4, 1999, and therefore the Guide 3 Statistical Disclosure by Bank Holding companies would not be meaningful for 1998 and is not included.

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

Recent Legislation

     Recently enacted federal legislation (the Gramm-Leach-Bliley Act of 1999) eliminates many Federal and state law barriers to affiliations among banks and other financial services providers. The legislation, which takes effect March 11, 2000, establishes a statutory framework pursuant to which full affiliations can occur between banks and securities firms, insurance companies, and other financial companies. The legislation provides some degree of flexibility in structuring these new affiliations, although certain activities may only be conducted through a holding company structure. The legislation preserves the role of the Board of Governors of the Federal Reserve System as the umbrella supervisor for holding companies, but incorporates a system of functional regulation pursuant to which the various Federal and state financial supervisors will continue to regulate the activities traditionally within their jurisdictions. The legislation specifies that banks may not participate in the new affiliations unless they are well-capitalized, well-managed and maintain a rating under the Community Reinvestment Act of 1977 of at least "satisfactory" among all affiliates.

     At this time, the Company is unable to predict the impact this legislation may have on the Company.

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

     The risk-based and leverage standards presently used by the Federal Reserve Board are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, Federal Reserve Board regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securitie trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. The Federal Reserve Board has not advised the Company of any specific minimum Tier 1 Capital leverage ratio applicable to it.

     Dividends. The Company is a corporation separate and distinct from the Bank. Most of the Company's revenues will be received by it in the form of dividends, if any, paid by the Bank. Thus, the Company's ability to pay dividends to its shareholders will indirectly be limited by statutory restrictions on its ability to pay dividends. See "Supervision and Regulation - the Bank - Dividends." Further, the Federal Reserve Board has issued a policy statement on the payment of cash dividends by ban holding companies. In the policy statement, the Federal Reserve Board expressed its view that a bank company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which can only be funded in ways that weakened the bank company's financial health, such as by borrowing. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices o violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Similar enforcement powers over the Bank are possessed by the FDIC. The "prompt corrective action" provisions of federal law and regulation authorizes the Federal Reserve Board to restrict the payment of dividends by the Company for an insured bank which fails to meet specified capital levels.

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

     Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their respective levels of capital and results of supervisory evaluation. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

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

     The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution or its directors have engaged or are engaging in unsafe or unsound practices, or have violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC, or if the institution is in an unsafe or unsound condition to continue operations. The FDIC may also suspend deposit insurance temporarily durin the hearing process for a permanent termination of insurance if the institution has no tangible capital.

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

                                               Total                  Tier 1
                                             Risk-Based             Risk-Based
                                           Capital Ratio           Capital Ratio       Leverage Ratio
                                           -------------          --------------       --------------
Well capitalized                           10% or above            6% or above          5% or above
Adequately capitalized                      8% or above            4% or above          4% or above
Undercapitalized                           Less than 8%            Less than 4%         Less than 4%
Significantly undercapitalized             Less than 6%            Less than 3%         Less than 3%
Critically undercapitalized                          --                      --         A ratio of tangible
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

     Dividends. Under Michigan law, the Bank is restricted as to the maximum amount of dividends it may pay on its common stock. The Bank may not pay dividends except out of net profits after deducting its losses and bad debts. A Michigan state bank may not declare or pay a dividend unless the bank will have a surplus amounting to at least 20% of its capital after the payment of the dividend. If the Bank has a surplus less than the amount of its capital, it may not declare or pay any dividend unti an amount equal to at least 10% of net profits for the preceding one-half year (in the case of quarterly or semi-annual dividends) or full-year (in the case of annual dividends) has been transferred to surplus. A Michigan state bank may, with the approval of the Commissioner, by vote of shareholders owning 2/3 of the stock eligible to vote increase its capital stock by a declaration of a stock dividend, provided that after the increase the bank's surplus equals at least 20% of its capital stock, as increased. The Bank may not declare or pay any dividend until the cumulative dividends on preferred stock (should any such stock be issued and outstanding) have been paid in full. The Bank's Articles of Incorporation do not authorize the issuance of preferred stock and there are no current plans to seek such authorization.

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

     Safety and Soundness Standards. The federal banking agencies have adopted guidelines to promote the safety and soundness of federally insured depository institutions. These guidelines establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the guidelines prescribe the goals to be achieved in each area, and each institution will be responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the standards is of such severity that it could threaten the safe and sound operation of the institution. Failure to submit an acceptable compliance plan, or failure to adhere to a compliance plan that has been accepted by the appropriate regulator, would constitute grounds for further enforcement action.

     State Bank Activities. Under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law, as implemented by FDIC regulations, also prohibits FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC in accordance with federal law. These restrictions are not currently expected to have a material impact on the operations of the Bank.

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

     Michigan did not opt out of IBBEA, and now permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the Commissioner,
(i) the acquisition of all or substantially all of the assets of a Michigan-chartered bank by an FDIC-insured bank, savings bank, or savings and loan association located in another state, (ii) the acquisition by a
Michigan-chartered bank of all or substantially all of the assets of an FDIC-insured bank, savings bank or savings and loan association located in another state, (iii) the consolidation of one or more Michigan-chartered banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, with the resulting organization chartered by Michigan, (iv) the establishment by a foreign bank, which has not previously designated any other state as its home state under the International Banking Act of 1978, of branches located in Michigan, and (v) the establishment or acquisition of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting Michigan-chartered banks to establish branches in such jurisdiction. Further, the Michigan Banking Code permits, upon written notice to the Commissioner, (i) the acquisition by a Michigan-chartered bank of one or more branches (not comprising all or substantially all of th assets) of an FDIC-insured bank, savings bank or savings and loan association located in another state, the District of Columbia, or a U.S. territory or protectorate, (ii) the establishment by Michigan-chartered banks of branches located in other states, the District of Columbia, or U.S. territories or protectorates, and (iii) the consolidation of one or more Michigan-chartered banks and FDIC-insured banks, savings banks or savings and loan associations located in other states, with the resulting organization chartered by one of such other states.

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


ITEM 4:   Submission of Matters to a Vote of Security Holders.

     No matters were submitted during the fourth quarter of 1999 to a vote of the Registrant's stockholders.

                                     PART II

ITEM 5:    Market for Common Equity and Related Stockholder Matters.

     The Company's common stock has traded in the over-the-counter market since the completion of the company's initial public offering in November 1998. High and low bid prices, as reported on the OTC Bulletin Board are as follows for the periods indicated:

                                                      High              Low
                                                      ----              ---
         1998
         ----
         Fourth Quarter.........................     $10.50           $8.75

         1999
         ----
         First Quarter..........................     $ 9.75           $7.00
         Second Quarter.........................       9.50            7.13
         Third Quarter..........................       8.25            5.94
         Fourth Quarter.........................       7.00            5.00

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Quotations do not include intra-day highs and lows. On December 31, 1999, there were approximately 50 owners of record and approximately 1,1000 beneficial owners of the Company's common stock.

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


ITEM 6: Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information set forth in Appendix A, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Registrant's definitive Proxy Statement dated March 30, 2000, is hereby incorporated by reference and is filed as Exhibit 13 to this Form 10-KSB Annual Report.


ITEM 7:   Financial Statements.

     The information set forth in Appendix A, under the caption "Consolidated Financial Statements," of the Registrant's definitive Proxy Statement dated March 30, 2000, is hereby incorporated by reference and is filed as Exhibit 13 to this Form 10-KSB Annual Report.


ITEM 8:  Changes in and Disagreements With Accountants and Financial Disclosure.

     There have been no disagreements with the Company's independent public accountants.

                                    PART III

ITEM 9: Directors, Executive Officers, Promotors and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The information set forth on page 3, under the caption "Information About Directors" of the Registrant's definitive Proxy Statement dated March 30, 2000, is hereby incorporated by reference and is filed as Exhibit 13 to this Form 10-KSB Annual Report.

     The Company's common stock is not registered under the Securities Exchange Act of 1934, and therefore the Company's officers and directors are not required to and do not file beneficial ownership reports pursuant to Section 16(a) of the Securities Exchange Act of 1934.


ITEM 10:  Executive Compensation.

     Information relating to compensation of the Registrant's executive officers and directors is contained on Exhibit 13, under the captions "Compensation of Directors" and "Executive Compensation," in the Registrant's definitive Proxy Statement dated March 30, 2000, and is incorporated herein by reference and is filed as Exhibit 13 to this Form 10-KSB Annual Report.


ITEM 11:  Security Ownership of Certain Beneficial Owners and Management.

     Information relating to security ownership of certain beneficial owners and management is contained on page 6, under the caption "Security Ownership of Management" in the Registrant's definitive Proxy Statement dated March 30, 2000, and is incorporated herein by reference and is filed as Exhibit 13 to this Form 10-KSB Annual Report.


ITEM 12:  Certain Relationships and Related Transactions.

     Information relating to certain relationships and related transactions is contained on page 6, under the caption "Transactions Involving Management" in the Registrant's definitive Proxy Statement dated March 30, 2000, and is incorporated herein by reference and is filed as Exhibit 13 to this Form 10-KSB Annual Report.

ITEM 13:  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K.

(a)  Financial Statements.

     1.  The following documents are filed as part of Item 7 of this report:

         Report of Independent Auditors
         Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Operations for the year ended
                  December 31, 1999, and the period from May 18, 1998 (inception) to December 31, 1998
         Consolidated Statements of Changes in Stockholders' Equity for the year ended December 31, 1999, and the period from May 18, 1998 (inception) to December 31, 1998
         Consolidated  Statement  of  Cash  Flows  for the  year  ended
                  December 31, 1999, and the period from May 18, 1998 (inception) to December 31, 1998
         Notes to Consolidated Financial Statements

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 24, 2000.

                                    CLARKSTON FINANCIAL CORPORATION


                                    /s/ David T. Harrison
                                    David T. Harrison
                                    Chief Executive Officer and President
                                    (Principal Executive Officer)


                                    /s/ James L. Richardson
                                    James L. Richardson
                                    Treasurer
                                    (Principal Financial and Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 24, 2000, by the following persons on behalf of the Registrant and in the capacities indicated. Each director of the Registrant, whose signature appears below, hereby appoints David T. Harrison and James L. Richardson, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-KSB.



             Signature
             ---------

 /s/ David T. Harrison                                            March 24, 2000
David T. Harrison, Principal Executive Officer and a Director


 /s/ James L. Richardson                                          March 24, 2000
James L. Richardson, Principal Financial and Accounting Officer


 /s/ Edwin L. Adler                                               March 24, 2000
Edwin L. Adler, Chairman of the Board and a Director


_____________________________                                     March 24, 2000
Louis D. Beer, Director

/s/Charles L. Fortinberry                                         March 24, 2000
Charles L. Fortinberry, Director


 /s/ William J. Clark                                             March 24, 2000
William J. Clark, Director


 /s/ Bruce H. McIntyre                                            March 24, 2000
Bruce H. McIntyre, Secretary and a Director


 /s/ Robert A. Olsen                                              March 24, 2000
Robert A. Olsen, Director


 /s/ John H. Welker                                               March 24, 2000
John H. Welker, Director

                                  EXHIBIT INDEX



                                                                    Sequentially
                                                                      Numbered
                   Exhibit Number and Description                       Page
                   ------------------------------                     ---------

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

10.5 Lease between Clarkston State Bank and Foodtown, Inc., incorporated by reference to Exhibit 10 to the Clarkston Financial Corporation Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999.

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

21      Subsidiaries of the Registrant

23      Consent  of  Plante  &  Moran,   LLP,   independent   public
        accountants

24 Power of Attorney (included on the signature page on page 15 of the Annual Report on Form 10-KSB)

27      Financial Data Schedule

Exhibit 13

                                     [LOGO]

                         CLARKSTON FINANCIAL CORPORATION

                              15 South Main Street
                            Clarkston, Michigan 48346



                                 March 30, 2000



Dear Shareholder:

     We invite you to attend the 2000 Annual Meeting of Shareholders. This year's meeting will be held on Tuesday, May 9, 2000, at 10:00 a.m., at Deer Lake Racquet Club, 6167 White Lake Road, Clarkston, Michigan 48346.

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



                                           /s/ David T. Harrison
                                           David T. Harrison
                                           Chief Executive Officer
                                           and President

                         CLARKSTON FINANCIAL CORPORATION

                              15 South Main Street
                            Clarkston, Michigan 48346



                    NOTICE OF ANNUAL MEETING OF SHAREHOLDERS

                             TO BE HELD MAY 9, 2000


To Our Shareholders:

     The Annual Meeting of Shareholders of Clarkston Financial Corporation will be held at Deer Lake Racquet Club, 6167 White Lake Road, Clarkston, Michigan 48346, on Tuesday, May 9, 2000 at 10:00 A.M., local time, for the following purposes:

    1.   To elect three directors, each to hold office for a three year term.

    2. To transact such other business as may properly come before the meeting or at any adjournment thereof.

     Shareholders of record at the close of business March 15, 2000, will be entitled to vote at the meeting or any adjournment thereof. Whether or not you expect to be present in person at this meeting, you are urged to sign the enclosed Proxy and return it promptly in the enclosed envelope. If you do attend the meeting and wish to vote in person, you may do so even though you have submitted a Proxy.

                                          By order of the Board of Directors
Dated: March 30, 2000
Clarkston, Michigan

                                          /s/ Bruce H. McIntyre
                                          Bruce H. McIntyre
                                          Secretary

                                                           Dated: March 30, 2000

                         CLARKSTON FINANCIAL CORPORATION

                              15 South Main Street
                            Clarkston, Michigan 48346

                               ------------------

                                 PROXY STATEMENT

                     For the Annual Meeting of Shareholders
                             to be held May 9, 2000
                               ------------------

                   SOLICITATION OF PROXIES FOR ANNUAL MEETING

     This Proxy Statement is furnished to the Shareholders of Clarkston Financial Corporation (the "Corporation") in connection with the solicitation by the Board of Directors of proxies to be used at the Annual Meeting of Shareholders which will be held at Deer Lake Racquet Club, 6167 White Lake Road, Clarkston, Michigan 48346, May 9, 2000, at 10:00 A.M., local time.

     The Annual Meeting is being held for the following purposes:

    1.   To elect three directors, each to hold office for a three year term.

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

                 VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

     On March 15, 2000, the record date for determination of shareholders entitled to vote at the Annual Meeting, there were outstanding 936,600 shares of common stock of the Corporation. Shares cannot be voted unless the shareholder is present at the meeting or is represented by proxy.

     As of March 15, 2000, no person was known to management to be the beneficial owner of more than 5% of the Corporation's common stock other than Edwin L. Adler (who owned 70,035 shares representing 8.0% of the outstanding shares) and Marian Marvay (who owned 60,000 shares representing 6.4% of the outstanding shares).


                              ELECTION OF DIRECTORS

     The Corporation's Articles of Incorporation provide for the division of the Board of Directors into three classes of nearly equal size with staggered three-year terms of office. The number of directors constituting the Board of Directors is determined from time to time by the Board of Directors. The Board is currently composed of eight members. Three persons have been nominated for election to the Board, each to serve a three-year term expiring at the 2002 Annual Meeting of Shareholders. The Board has nominated Charles L. Fortinberry, Bruce H. McIntyre and Robert A. Olsen, each of whom is an incumbent director.

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

     Except for those persons nominated by the Board of Directors, no other persons may be nominated for election at the 2000 Annual Meeting. The Corporation's Articles of Incorporation require at least 60 days prior written notice of any other proposed shareholder nomination and no such notice has been received.

     A plurality of the votes cast at the Annual Meeting is required to elect the nominees as directors of the Corporation. As such, the three individuals who receive this number of votes cast by the holders of the Corporation's common stock will be elected as directors. Shares not voted at the meeting, whether by abstention, broker non-vote, or otherwise, will not be treated as votes cast at the meeting. Votes cast at the meeting and submitted by proxy will be tabulated by the Corporation.

     If any nominee becomes unavailable for election due to circumstances not now known, the accompanying proxy will be voted for such other person to become a director as the Board of Directors selects.

     The Board of Directors recommends a vote FOR the election of each of the persons nominated by the Board.

                           INFORMATION ABOUT DIRECTORS

     The content of the following table is based upon information as of March 15, 2000, furnished to the Corporation by the directors. As of March 15, 2000, there were 936,600 issued and outstanding shares of common stock of the Corporation.

                                                                                            Amount and
                                                                       Year First            Nature of          Percent of
                                                                        Became a            Beneficial            Common
                                                            Age         Director           Ownership(1)          Stock (2)

Nominees for Election as Directors for Terms
Expiring in 2003
Charles L. Fortinberry                                      44            1998                 7,381              0.8%

Bruce H. McIntyre (a)(b)                                    70            1998                12,895              1.4%

Robert A. Olsen (b)(c)                                      55            1998                24,545              2.6%


Directors Whose Terms Expire in 2001

Edwin L. Adler (a)(b)                                       62            1998                75,035              8.0%

David T. Harrison (b)(c)                                    57            1998                29,154              3.1%

John H. Welker (c)                                          60            1998                42,362              4.5%


Directors Whose Terms Expire in 2002

Louis D. Beer                                               55            1998                10,545              1.1%

William J. Clark                                            50            1998                 8,613              0.5%

(a)  Member Audit Committee
(b)  Member Executive Committee
(c)  Member Personnel Committee

(1) Each director owns the shares directly and has sole voting and investment power or shares voting and investment power with his or her spouse under joint ownership. Includes shares of common stock that are issuable under options exercisable within sixty days. The share ownership of the following directors includes shares subject to options that are presently exercisable: Mr. Harrison (654 shares); Mr. Adler (1,635 shares); Mr. Beer (545 shares); Mr. Clark (163 shares); Mr. Fortinberr (381 shares); Mr. McIntyre (545 shares); Mr. Olsen (545 shares); and Mr. Welker (1,362 shares).
(2) Calculated based on the number of shares outstanding plus 5,830 shares with respect to which officers and directors have the right to acquire beneficial ownership under stock options exercisable within 60 days.

     David T. Harrison is the Chief Executive Officer, President and a director of the Corporation and the Bank. Mr. Harrison has 31 years of experience in the banking industry. Mr. Harrison was employed by First of America Bank from 1963 to 1991, and most recently served from 1989 to 1991 as Chief Executive Officer and President of First of America Bank-Southeast, in Detroit, a Michigan banking corporation that had over $4 billion in assets in 1991. Mr. Harrison has served as Chief Executive Officer and President of Pinnacle Appraisal Group of Clarkston, Michigan, from 1991 to the present. Mr. Harrison has also served as Chief Executive Officer and President of Trophy Homes, a residential builder, of Clarkston, Michigan, from 1995 to the present. Mr. Harrison has served as a director of Credit Acceptance Corporation from 1991 to the present.

     Edwin L. Adler is the Chairman and a director of the Corporation and the Bank. Mr. Adler is a real estate investor. Until 1999 Mr. Adler was president of Food Town Supermarkets, a chain of five stores in the Clarkston, Michigan area, where he had been employed since 1963.

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

     The Board of Directors had 12 meetings in 1999. The Corporation has no nominating committee. All directors attended at least three-fourths of the aggregate number of meetings of the Board and Board committees which they were eligible to attend.

                            COMPENSATION OF DIRECTORS

     Directors of the Corporation are not paid any cash compensation for Board meetings or Committee meetings attended. The Corporation did not grant any Stock options to directors during 1999.

     A total of 71,250 shares of Common Stock have been reserved for issuance under the Corporation's 1998 Founding Directors' Stock Option Plan, and the
Corporation to date has granted to its directors and organizers options to purchase an aggregate of 58,318 shares.

                             EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by the Corporation to its Chief Executive Officer (the "Named Executive") for services rendered to the Corporation during 1999 and 1998 (the Corporation's first full year of operations). No other executive officers of the Corporation or the Bank received annual compensation in excess of $100,000 during 1998 or 1999.

                                                  Summary Compensation Table
                                                                                               Long Term
                                                              Annual Compensation            Compensation

                                                                                 Other                          All
                                                                                Annual       Securities        Other
                                                                                Compen       Underlying       Compen-
Name and Principal Position                            Year     Salary (1)     Sation($)     Options(#)       Sation
David T. Harrison....................................  1999     $ 100,000        $0                0            $0
         President and                                 1998     $  16,666        $0            6,915            $0
         Chief Executive Officer

(1) Mr. Harrison's annual salary for 1999 was $100,000. Mr. Harrison received total salary compensation of $16,666 during 1998.


     Option Grants in 1999. No stock options were granted during 1999 to the Named Executive or to any other officers or directors of the Corporation.

     Year-End Options Values. Shown below is information with respect to unexercised options to purchase shares of the Corporation's Common Stock granted under the Option Plans to the Named Executive and the value of unexercised options at December 31, 1999. The Named Executive did not exercise any stock options during 1999.

                                               Number of Shares Subject to                  Value of Unexercised
                                                Unexercised Options Held                  In-the-Money Options at
                                                  at December 31, 1999                     December 31, 1999(1)

                   Name                       Exercisable        Unexercisable       Exercisable        Unexercisable
---------------------------------------------------------------------------------------------------------------------
David T. Harrison......................           654                6,261               $0                 $0
Chief Executive Officer
and President
---------------------------------------------------------------------------------------------------------------------

(1) The value of unexercised options reflects the market value of the Corporation's Common Stock from the date of grant through December 31, 1999 (when the closing price of the Corporation's Common Stock was $5.50 per share). Mr. Harrison's stock options have an exercise price of $10.00 per share and were not in-the-money at December 31, 1999. Value actually realized upon exercise by the Named Executive will depend on the value of the Corporation's Common Stock at the time of exercise.

     Benefits. The Corporation provides group health and life insurance benefits and supplemental unemployment benefits to its regular employees, including executive officers.

     Security Ownership of Management. The following table shows, as of March 15, 2000, the number of shares beneficially owned by the Named Executive identified in the executive compensation tables of this proxy statement and by all Directors and Executive Officers as a group. Except as described in the notes following the table, the following persons have sole voting and dispositive power as to all of their respective shares.

                                                                   Amount and Nature of           Percent of
Name                                                               Beneficial Ownership          Common Stock
------------------------------------------------------------------------------------------------------------------
David T. Harrison..............................................           29,154                      3.1%
  Chief Executive Officer
  and President

All Executive Officers and Directors as a Group
  (eight persons)..............................................          210,530                     22.3%
------------------------------------------------------------------------------------------------------------------

                        TRANSACTIONS INVOLVING MANAGEMENT

     The Bank is leasing a building in downtown Clarkston, Michigan for use as the Bank's main office and the Corporation's headquarters. The Bank leases the building from a limited liability company wholly owned by Messrs. Harrison, Adler, Beer, Clark, Fortinberry, McIntyre, Olsen and Welker, each of whom is a director of the Corporation and the Bank. Management of the Corporation believes that the terms of the lease are no less favorable to the Corporation than could be obtained from non-affiliate parties.

     During 1998, organizers of the Corporation and the Bank loaned approximately $415,000 in aggregate amount to the Corporation to cover organizational expenses of the Bank and the Corporation. Interest was payable on the loans at the rate of 5.0% per annum. These loans were repaid in full in December 1998.

     Directors and officers of the Corporation and their associates were customers of, and had transactions with, the Corporation's subsidiary Bank in the ordinary course of business during 1999. All loans and commitments to officers and directors were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve an unusual risk of collectibility or present other unfavorable features.

                RELATIONSHIP WITH INDEPENDENT PUBLIC ACCOUNTANTS

     The consolidated financial statements of the Corporation have been examined by Plante & Moran, LLP, independent certified public accountants. A representative of Plante & Moran, LLP is expected to be present at the annual meeting to respond to appropriate questions. It is anticipated that the Corporation's Audit Committee will select the Corporation's auditors before the end of this calendar year.


                    SHAREHOLDER PROPOSALSC2001 ANNUAL MEETING

     Any proposal of a shareholder intended to be presented for action at the 2001 annual meeting of the Corporation must be received by the Corporation at 15 South Main Street, Clarkston, Michigan 48346, not later than January 1, 2001, if the shareholder wishes the proposal to be included in the Corporation's proxy materials for that meeting.

                      AVAILABILITY OF 10-KSB ANNUAL REPORT

     An annual report on Form 10-KSB to the Securities and Exchange Commission for the year ended December 31, 1999, will be provided free to shareholders upon written request. Write to Clarkston Financial Corporation, Attention: David T. Harrison, 15 South Main Street, Clarkston, Michigan 48346. The Form 10-KSB and certain other periodic filings are filed with the Securities and Exchange Commission (the "Commission"). The Commission maintains an Internet web site that contains reports and other information regarding companies, including the Corporation, that file electronically. The Commission's web site address is http:\\www.sec.gov.


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

                                         By order of the Board of Directors



                                         /s/ Bruce H. McIntyre
March 30, 2000.                          Bruce H. McIntyre
                                         Secretary

                                    APPENDIX


Management's Discussion and Analysis of Financial Condition and
  Results of Operations..................................................... A-2

Independent Auditors Report.................................................A-12

Consolidated Financial Statements

     Consolidated Balance Sheet.............................................A-13

     Consolidated Statement of Operations...................................A-14

     Consolidated Statement of Changes in Shareholders' Equity..............A-15

     Consolidated Statement of Cash Flows...................................A-16

     Notes to Consolidated Financial Statements.............................A-17

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Management's discussion and analysis of financial condition and results of operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in such forward-looking statements.

     The following section presents additional information to assess the financial condition and results of operations of the Corporation and the Bank. This section should be read in conjunction with the consolidated financial statements and the supplemental financial data contained elsewhere in this Appendix.

Overview

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

     The Company's plan of operation has been to establish its management team within the first year of its operations and to grow in a prudent manner, primarily by providing prompt, quality service. Management believes that it has been successful in establishing a management team that can administer the Company's growth in such a manner.

     On April 6, 1999, the Bank entered into an agreement with The State Bank of Fenton, Michigan, to acquire certain assets and assume certain deposit liabilities with respect to The State Bank's branch office located in the Farmer Jack's grocery store at 6555 Sashabaw Road, Clarkston, Michigan. This transaction was consummated on July 16, 1999 and added $1.8 million in deposits to the Bank's totals. A deposit premium of 9.24% of deposits (as finally adjusted) was paid to The State Bank for these deposits, along with $17,000 for various fixed assets and equipment. The Bank leases the branch space from Farmer Jack's at a rental rate of $2,750 per month under a lease which runs until July 2002.

Financial Condition

     Summary. Total assets of the Corporation increased to $33.3 million at December 31, 1999, from $8.7 million at December 31, 1998. The increase in assets is primarily attributable to the Bank continuing to attract customer deposits The fourth quarter of 1999 was the Company's fourth quarter of operations, and the number of deposit accounts increased to approximately 2,695 accounts at December 31, 1999. Management attributes the strong growth in deposits to quality customer service and the desir of customers to deal with a local bank. The Company anticipates that the Bank's assets will continue to increase during 2000, which will be the Bank's second full year of operations. However, management does not believe that the rate of increase will be as rapid as it was during the first year of operation.

     Cash and Cash Equivalents. Cash and cash equivalents, which include federal funds sold and short-term investments, decreased $5.9 million, or 70% to $2.5 million at December 31, 1999, from $8.4 million at December 31, 1998. The decrease is the result of the increase in the investment and loan portfolios since December 31, 1998.

     Securities. The Bank classifies as Held to Maturity all securities with a maturity date of two years or more from date of purchase. All other securities are classified as Available for Sale. Securities available for sale were $9.3 million at December 31, 1999, compared to $0 at December 31, 1998. The increase is the result of the investment of customer deposits that have been obtained since December 31, 1998, and also the purchase of securities using cash generated by a reduction in federal funds sold. The securities may be sold to meet the Bank's liquidity needs. The primary objective of the Company's investing activities is to provide for the safety of the principal invested. Secondary considerations include earnings, liquidity and overall exposure to changes in interest rates. Excluding those holdings of the investment portfolio in U.S. Treasury and U.S. Government Agency Securities, there were no investments in securities of any one issuer which exceeded 10% of shareholders' equity other than securities of the following issuers at the book value indicated as of December 31, 1999: Patts Enterprises ($1,340,000), Kool Capital ($960,000), Tack Capital ($1,000,000), Cunat (Northfield) ($850,000) and JPV
Capital ($1,000,000).

                                                                  Maturing  (Dollars in Thousands)

                                                   Due Within                         Five to Ten
                                                    One Year      One to Five Years      Years        After Ten Years     Totals

                              Amor-     Gross     Est.     Avg.     Est.     Avg.    Est.     Avg.    Est.    Avg.    Est.     Avg.
                              tized     unreal-   Market   Yield    Market   Yield   Market   Yield   Market  Yield   Market   Yield
                              Cost      ized      Value             Value            Value            Value           Value
                                        Loss
Available for Sale
  U.S.  Government
    Agencies                   $1,313   $  2      $1,311   6.02%                                                      $1,311   6.02%
  Obligations of state and
    Political subdivisions      1,198     10         499   6.45%      $689   6.00%                                     1,188   6.19%
   Corporate securities
    Backed by letters of
    Credit                      6,130      0       6,130   5.96%                                                       6,130   5.96%
Corporate                         675     10          25   8.00%       640   5.62%                                       665   5.63%
       Total Available for     $9,316   $ 22      $7,965   6.01%    $1,329   5.81%                                    $9,294   5.98%
Sale
Hold To maturity;
   U.S. Government
    Agencies                   $9,507    $91                        $6.948   6.63%   $1,969   6.88%   $499    6.40%   $9,416   6.70%
  Corporate                        97      3                            94   7.05%                                        94   7.05%
      Total Hold to Maturity   $9,604    $94                        $7,042   6.63%   $1,969   6.88%   $499    6.88%   $9,510   6.69%

     The Loan Portfolio. The majority of loans are made to businesses in the form of commercial loans and real estate mortgages. Commercial loans account for approximately 53% of the Bank's total loan portfolio. Residential mortgages accounts for 22% of the portfolio, and consumer loans account for 25% of the portfolio.

     Below is a schedule of the loan amounts maturing or repricing which are classified according to their sensitivity to changes in interest rates.

                                                                             Interest Sensitivity
                                                                          (in thousands of dollars)

                                                        Fixed Rate            Variable Rate       Total
Due within 3 months.................................     $   196                $1,911             $2,107
Due after 3 months within 1 year....................         465                   387                852
Due after one but within five years.................       5,246                 1,059              6,305
Due after five years................................       1,999                     0              1,999
                                                         -------               -------            -------
Total...............................................      $7,906                $3,357            $11,263
Allowance for Loan Losses...........................                                                  140
                                                                                                  -------
Total Loans Receivable, Net.........................                                              $11,123
                                                                                                  =======

     Nonperforming Assets. There are no nonperforming loans as of December 31, 1999. Management believes that the allowance for loan losses is adequate for the lending portfolio. Loan performance is reviewed regularly by external loan review specialists, loan officers, and senior management. When reasonable doubt exists concerning collectibility of interest or principal, the loan will be placed in nonaccrual status. Any interest previously accrued but not collected at that time will be reversed and charged against current earnings. As of December 31, 1999 there were no other material interest bearing assets which required classification. Management is not aware of any recommendations by regulatory agencies, which, if implemented, would have a material impact on the Corporation's liquidity, capital or operations.

Loan Loss Experience (in thousands)

     The following is a summary of loan balances at the end of the period and their daily average balances, changes in the allowance for possible loan losses arising from loans charged off and recoveries on loans previously charged off, and additions to the allowance which have been expensed.

                                                                              December 31, 1999
Loans:
   Average daily balance of loans for the year.......................           $   4,707
   Amount of loans outstanding at end of period......................              11,263

Allowance for loan losses:
   Balance at beginning of year......................................                   0
   Additions to allowances charged to operations.....................                 142
   Net (recoveries) charge offs......................................                   2
                                                                                ---------
        Balance at end of year.......................................           $     140
                                                                                =========

Ratios:
   Net (recoveries) charge offs to losses outstanding at year-end....                .02%
   Allowance for loan losses to loans outstanding at year end........               1.24%

Allocation of the Allowance for Loan Losses

     The allowance for loan losses as of December 31, 1999, was $140,000 representing approximately 1.24% of gross loans outstanding. The Bank has not experienced any material credit losses as of December 31, 1999. The allowance for loan losses is maintained at a level management feels is adequate to absorb losses inherent in the loan portfolio. Management prepares an evaluation which is based upon a continuous review of the Bank's loan portfolio, the Bank's and industry's historical loan loss experience, known and inherent risks included in the loan portfolio, composition of loans, growth of the portfolio and current economic conditions. The allowance for loan losses is analyzed quarterly by management. In so doing, management assigns a portion of the allowance to the entire portfolio by loan type and to specific credits that have been identified as problem loans and reviews past loss experience. The local economy and particular concentrations are considered, as well as a number of other factors.

                                                                           Year Ended
                                                                        December 31, 1999

                                                                                   % of each
                                                                                   category
                                                                     Allowance     to total
                                                                      Amount         loans
Commercial....................................................          $74           .66%
Real estate mortgages.........................................           32           .28
Consumer......................................................           34           .30
Unallocated...................................................            0             0
                                                                       ----          -----
     Total....................................................         $140          1.24%
                                                                       ====          =====

     The above allocations are not intended to imply limitations on usage of the allowance. The entire allowance is available for any future loans without regard to loan type.

     Deposits. Deposits are gathered from the communities the Bank serves. Deposits increased to $25.3 million at December 31, 1999.

Average Daily Deposits (in thousands)

     The following table sets forth the average deposit balances and the weighted average rates paid thereon.

                                                   Average for the Year

                                                          1999
                                                Amount            Average Rate
Noninterest bearing demand...........          $  1,320                0%
MMDA/Savings.........................             5,940             3.16%
Time.................................             4,513             5.43%
                                               --------             -----
   Total Deposits....................          $ 11,773             3.67%

Maturity Distribution of Time Deposits of $100,000 Or More

     The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of December 31, 1999:

                                                                  Amount
            Three months or less..........................         $1,153
            Over 3months through 1 year...................          2,484
            Over 1 year...................................            202
                                                                 --------
                                                                   $3,839
                                                                 ========

     The Bank operates in a very competitive environment. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive with the market. Management also attempts to offer a wide variety of products to meets the needs of its customers. The Bank offers business and consumer checking accounts, regular and money market savings accounts, and certificates having many options in their terms.

     Premises and Equipment. Bank premises and equipment were $337,000 at December 31, 1999.

     Accumulated Deficit. As of December 31, 1999, the Company had an accumulated deficit of $753,000. The accumulated deficit is primarily the result of losses incurred in starting the bank and in the first year of operations, including the impact of provisions for loan losses which totaled $142,000 in 1999.

                              Results of Operations


     Summary of Results. The Company incurred a net loss of $604,000 in 1999, the Company's first year of operations. The retained deficit and net losses are primarily the result of costs of opening the Bank's office, wages paid to employees, and fees and expenses incurred in forming the Company and applying for regulatory approvals. Significant ongoing additions to loan loss reserves also contributed to net losses in 1999 as the Bank increased its loan portfolio. Management believes that the expenditures made in 1998 and 1999 have created the infrastructure and laid the foundation for future growth and profitability in subsequent years.

Performance Ratios (in thousands, except per share data).

                                                                Year Ended
                                                             December 31, 1999
Net loss                                                           $(604)
  Weighted average number of shares outstanding                      941
  Basic loss per share                                             $(.64)

Earnings (Loss) ratios:
  Return on average assets.........................               (3.03%)
  Return on average equity.........................               (7.60%)
  Average equity to average assets.................                39.9%
  Dividend payout ratio............................                  0

     Net Interest Income. The following schedule presents the average daily balances, interest income and interest expense and average rates earned and paid for the Corporation's major categories of assets, liabilities, and stockholders' equity for the periods indicated:

                                                                                        1999
                                                           Average Balance            Interest             Yield/Cost
Assets:
   Short term investments                                         3,208                  168                 5.23%
Securities:
   Taxable                                                       10,297                  575                 5.58%
   Tax-exempt                                                       633                   37                 5.85%
   Loans                                                          4,707                  401                 8.52%
   Total earning assets/total interest income                     8,845                1,181                 6.26%
   Cash and due from banks                                          601
   Unrealized Gain (Loss)                                           (22)
   All other assets                                                 563
   Allowance for loan loss                                          (60)
      Total assets                                               19,950                1,181                 5.92%
Liabilities and Stockholders' Equity
Interest bearing deposits:
   MMDA,  Savings/NOW accounts                                    5,940                  187                 3.15%
   Time                                                           4,513                  245                 5.43%
   Fed Funds Purchased
   Other Borrowed Money
   Total interest bearing liabilities/total interest expense     10,453                  432                 4.13%
   Noninterest bearing deposits                                   1,320
      All other liabilities                                         257
Stockholders' Equity:
   Unrealized Holding Gain (Loss)                                   (34)
   Common Stock, Surplus, Retained Earnings                       7,954
   Total liabilities and stockholders' equity                    19,950                  432                 2.17%
   Interest spread                                                                       749
   Net interest income -FTE                                                              749
   Net Interest Margin as a Percentage of
      Average Earning Assets-FTE                                 18,846                  749                 3.97%

Composition of Average Earning Assets and Interest Paying Liabilities

                                                                Year Ended
                                                             December 31, 1999
As a percent of average earning assets
  Loans.............................................              $  4,707                 25.0%
  Other earning assets..............................                14,138                 75.0%
                                                                  --------                ------
     Average earning assets.........................              $ 18,845                100.0%
                                                                  ========

As a percent of average interest bearing liabilities
  Savings and DDA accounts..........................                 5,940                 56.8%
  Time deposits.....................................                 4,513                 43.2%
  Other borrowings..................................                     0                ------
                                                                  --------
     Average interest bearing liabilities...........              $ 10,453                100.0%
                                                                  ========
Earning asset ratio.................................                 94.5%

     Allowance for Loan Losses. The Corporation had an allowance for loan losses of approximately 1.24% of total loans at December 31, 1999. The provision for loan losses for the year ended December 31, 1999 was $140,000. This amount was provided as a result of the increase in the total loan portfolio. Management considers it prudent during the first years of operations to provide for loan losses at a level which is consistent with levels maintained by banks with similar loan portfolios. Management will continue to monitor its loan loss performance and adjust its loan loss reserve to more closely align itself to its own history of loss experience.

     Non-Interest Income. Non-interest income for the year ended December 31, 1999 was $45,000, consisting primarily of service fees on loan and deposit accounts.

     Non-Interest Expense. Non-interest expense for the year ended December 31, 1999, was $1.3 million. The main components of non-interest expense were salaries and benefits which totaled $553,000 for the year ended December 31, 1999. Other significant components of non-interest expense consisted of occupancy and equipment expenses, data processing fees, supplies and marketing expenses.

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

     The Company's sources of liquidity include loan payments by borrowers, maturity and sales of securities available for sale, growth of deposits and deposit equivalents, federal funds sold, and the issuance of common stock. Liquidity management involves the ability to meet the cash flow requirements of the Company's customers. These customers may be either borrowers with credit needs or depositors wanting to withdraw funds.

               Asset Liability Management and Market Risk Analysis

     Asset liability management aids the Company in maintaining liquidity while maintaining a balance between interest earning assets and interest bearing liabilities. Management of interest rate sensitivity attempts to avoid widely varying net interest margins and to achieve consistent net interest income through periods of changing interest rates. Management monitors the Company's exposure to interest rate changes using a GAP analysis.

Asset/Liability Gap Position (in thousands)

                                           1 to 3           4 to 12           1 to 5           Over 5         Total
                                           Month            Months            Years            Years
Interest-Earning Assets
   Federal Funds sold                      $   1,600                                                         $ 1,600
   Investment securities                       6,130        $ 1,835           $ 8,452         $ 2,480         18,897
   Loans - by maturity                         2,107            852             6,305           1,999         11,263
                                           ---------        -------           -------         -------        -------
   Total interest-earning assets               9,837          2,687            14,757           4,479         31,760

Interest Bearing Liabilities
   DDA and Money Market                          849          1,385             2,535             251          5,020
   Savings accounts                              370            926             4,628             247          6,171
   Certificates of deposit                     1,816          5,169             4,421                         11,406
                                           ---------        -------           -------         -------        -------
   Total interest-bearing Liabilities          3,035          7,480            11,584             498         22,597

   Rate sensitivity gap and ratios:
      Gap for period                           6,802         (4,793)            3,173           3,981          9,163
      Cumulative gap                           6,802          2,009             5,182           9,163          9,163
   Percentage of cumulative gap
      to total assets                         20.45%          6.04%            15.58%          27.54%         27.54%

     Other variables besides interest rate changes may have an impact on the financial condition of the Bank including, but not limited to, growth of the company, structure of the balance sheet, and economic and competitive factors.

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

     The Company completed its Year 2000 assessment and remediation by December 31, 1999 after spending approximately $15,000 on the Year 2000 issue.

     As of March 15, 2000, the Company had not experienced any material adverse effects on its operations as a result of the Year 2000 issue. However, there can be no assurance that the systems of other companies that interact with the Company are sufficiently Year 2000 compliant.

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

                          Independent Auditor's Report



To the Board of Directors and Stockholders
Clarkston Financial Corporation and Subsidiary


We have audited the accompanying consolidated balance sheet of Clarkston Financial Corporation and subsidiary as of December 31, 1999 and 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1999 and for the period from May 18, 1998 (inception) through December 31, 1998. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clarkston Financial Corporation and subsidiary as of December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for the year ended December 31, 1999 and for the period from May 18, 1998 (inception) through December 31, 1998, in conformity with generally accepted accounting principles.


                                                  /s/ Plante & Moran, LLP


Troy, Michigan
January 27, 2000

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                                      Consolidated Balance Sheet
                                                                  (000s omitted)

                                                                                       December 31
                                                                                       -----------
                                                                                  1999                1998
                                    Assets                                        ----                ----
Cash and cash equivalents:
Cash and due from banks                                                            $ 867            $    92
Federal funds sold                                                                 1,600              8,350
                                                                                  ------              -----
Total cash and cash equivalents                                                    2,467              8,442

Securities held to maturity (Note 2)                                               9,604                 -
Securities available for sale (Note 2)                                             9,294                 -

Loans (Note 3)                                                                    11,263                 -
Allowance for possible loan losses (Note 4)                                         (140)                -
                                                                                   -----              -----
Net loans                                                                         11,123                 -

Bank premises and equipment (Note 5)                                                 337                291
Interest receivable                                                                  256                 -
Other assets                                                                         185                 -
                                                                                    ----              -----
Total assets                                                                    $ 33,266            $ 8,733
                                                                                ========            =======
                      Liabilities and Stockholders' Equity
Liabilities
Deposits:
Noninterest-bearing demand deposits                                              $ 2,671            $    -
Interest-bearing (Note 6)                                                         22,595                 -
                                                                                 -------              -----
Total deposits                                                                    25,266                 -

Interest payable and other liabilities                                               163                126
                                                                                    ----                ---

Total liabilities                                                                 25,429                126

Stockholders' Equity Common stock - No par value:
Authorized - 10,000,000 shares                                                     4,306              4,378
Issued and outstanding - 931,600 shares and 951,000 shares at
December 31, 1999 and 1998, respectively
Capital surplus                                                                    4,306              4,378
Accumulated deficit                                                                 (753)              (149)
Accumulated other comprehensive loss                                                 (22)                -
                                                                                    ----              -----
Total stockholders' equity                                                         7,837              8,607
                                                                                  ------              -----
Total liabilities and stockholders' equity                                      $ 33,266            $ 8,733
                                                                                ========            =======

See Notes to Consolidated Financial Statements.

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                            Consolidated Statement of Operations
                                           (000s omitted, except per share data)

                                                                                                    May 18, 1998
                                                                                                     (Inception)
                                                                                Year Ended            Through
                                                                                December 31,        December 31,
                                                                                   1999                 1998
Interest Income
     Interest and fees on loans                                                   $ 401             $  -
     Interest on investment securities:
          Taxable securities                                                        575                -
          Tax-exempt securities                                                      37                -
     Interest on federal funds sold                                                 168                35
                                                                                   ----              ----
               Total interest income                                              1,181                35

Interest Expense
     Deposits                                                                       432                -
     Other                                                                            -                 4
                                                                                   ----              ----
               Total interest expense                                               432                 4
                                                                                   ----              ----
Net Interest Income                                                                 749                31

Provision for Possible Loan Losses (Note 4)                                         142                -
                                                                                   ----              ----
Net Interest Income After Provision for Possible Loan Losses                        607                31

Other Operating Income (Loss)
     Service fees on loan and deposit accounts                                       81                -
     Loss on sale of securities                                                     (48)               -
     Other                                                                           12                -
                                                                                   ----              ----
               Total other operating income                                          45                -

Other Operating Expenses
     Salaries and employee benefits                                                 553                68
     Occupancy                                                                      219                32
     Advertising                                                                    127                 8
     Outside processing                                                              98                -
     Professional fees                                                               72                -
     Supplies                                                                        35                -
     Organizational costs                                                             -                56
     Other                                                                          152                16
                                                                                   ----              ----
               Total other operating expenses                                     1,256               180
                                                                                  -----               ---
Loss - Before income taxes                                                         (604)             (149)

Provision for Income Taxes (Note 7)                                                   -                -
                                                                                 ------             -----
Net Loss                                                                        $  (604)          $  (149)
                                                                                ========          =======
Basic and Fully Diluted Loss per Share of Common Stock (Note 14)                $ (0.64)          $ (0.96)
                                                                                ========          =======

See Notes to Consolidated Financial Statements.

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                       Consolidated Statement of Changes in Stockholders' Equity
                                           (000s omitted, except per share data)

                                                                                                     Accumulated
                                                                                                       Other             Total
                                                       Common         Capital        Accumlated     Comprehensive   Stockholders'
                                                       Stock          Surplus          Deficit          Loss           Equity
Balance - May 18, 1998                                 $    -         $    -         $   -          $  -           $    -

Public stock offering                                    4,750          4,750            -             -             9,500

Cost of stock offering                                    (372)          (372)           -             -              (744)

Comprehensive income (loss) - Net loss                      -              -           (149)           -              (149)
                                                         ----           -----          -----         ----            -----
Balance - December 31, 1998                              4,378          4,378          (149)           -             8,607

Purchase of outstanding common stock                       (72)           (72)           -             -              (144)

Comprehensive income (loss):
     Net loss                                               -              -           (604)           -              (604)
     Change in unrealized loss on securities
       available for sale                                   -              -             -            (22)             (22)
                                                                                                                      ----
          Net comprehensive loss                                                                                      (626)
                                                       -------        -------        -------        ------         -------
Balance - December 31, 1999                            $ 4,306        $ 4,306        $ (753)        $ (22)         $ 7,837
                                                       =======        =======        =======        ======         =======

Book value per share is $8.41 and $9.05 at December 31, 1999 and 1998, respectively.

See Notes to Consolidated Financial Statements.

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                            Consolidated Statement of Cash Flows
                                                                  (000s omitted)

                                                                                                         May 31, 1998
                                                                                                         (Inception)
                                                                                     Year Ended            Through
                                                                                     December 31,        December 31,
                                                                                         1999                1998
Cash Flows from Operating Activities
     Net loss                                                                        $ (604)             $ (149)
     Adjustments to reconcile net income to net cash from operating activities:
          Depreciation and amortization                                                  91                  -
          Provision for loan losses                                                     142                  -
          Loss on sale of available-for-sale securities                                  48                  -
          Increase in interest receivable                                              (256)                 -
          Increase in other assets                                                     (195)                 -
          Increase in interest payable and  other liabilities                            37                 126
                                                                                        ---                 ---
               Net cash used in operating activities                                   (737)                (23)

Cash Flows from Investing Activities
     Purchase of securities available for sale                                      (18,663)                 -
     Proceeds from sale of available-for-sale securities                              6,742                  -
     Proceeds from maturities of available-for-sale securities                        2,557                  -
     Purchase of held-to-maturity investment securities                              (9,604)                 -
     Premises and equipment expenditures                                               (127)               (291)
     Net increase in loans                                                          (11,265)                 -
                                                                                   --------                ----
               Net cash used in investing activities                                (30,360)               (291)

Cash Flows from Financing Activities
     Proceeds from related party notes payable                                           -                  415
     Repayment of related party notes payable                                            -                 (415)
     Net increase in time deposits                                                   11,406                  -
     Net increase in other deposits                                                  13,860                  -
     Purchase of outstanding common stock                                              (144)                 -
     Net proceeds from public stock offering                                             -                8,756
                                                                                       ----               -----
               Net cash provided by financing activities                             25,122               8,756
                                                                                    -------               -----
Net Increase (Decrease) in Cash and Cash Equivalents                                 (5,975)              8,442

Cash and Cash Equivalents - Beginning of period                                       8,442                  -
                                                                                     ------               -----
Cash and Cash Equivalents - End of period                                           $ 2,467             $ 8,442
                                                                                    =======             =======
Supplemental Disclosure of Cash Flow Information - Cash paid for
     Interest                                                                       $   354             $     4
     Taxes                                                                                -                   -

See Notes to Consolidated Financial Statements.

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                      Notes to Consolidated Financial Statements
                                                      December 31, 1999 and 1998

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

     Nature of Operations - Clarkston State Bank was formed during December 1998 for the purpose of conducting full-service commercial and consumer banking and other financial products and services to Michigan communities in Oakland County. Banking operations commenced on January 4, 1999. Accordingly, certain of the footnotes contain single-year disclosures as applicable.

     Securities  -   Held-to-maturity   securities  are  those  securities  that
     management has the ability and positive intent to hold to maturity. Held-to-maturity securities are recorded at cost, adjusted for amortization of premium and accretion of discount.

     Securities classified as available for sale are securities management had identified that may be sold in the future to meet the bank's investment objectives of quality, liquidity and yield and to avoid significant market value deterioration. Available-for-sale securities are recorded at fair value with unrealized gains and losses, net of income taxes, reported as a component of other comprehensive income in stockholders' equity.

     Gains or losses on the sale of securities are computed on the adjusted cost of the specific security.

     Loan Interest and Fee Income - Loans are generally reported at the principal amount outstanding, net of unearned income. Nonrefundable loan origination and certain direct loan origination costs are deferred and included in interest income over the term of the related loan as a yield adjustment.

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                      Notes to Consolidated Financial Statements
                                                      December 31, 1999 and 1998

Note 1 - Summary of Significant Accounting Policies (Continued)

     Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest on loans is discounted when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid interest accrued during the current year is reversed and all other unpaid interest is charged to allowance for possible loan losses. Interest accruals are generally resumed when all delinquent principal and interest have been brought current or the loan becomes both well-secured and in the process of collection.

     Allowance for Possible Loan Losses - The allowance for possible loan losses is maintained at a level considered by management to be adequate to absorb losses inherent in existing loans and loan commitments. The adequacy of the allowance is based on evaluations that take into consideration such factors as prior loss experience, changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific impaired or problem loans and commitments, and current an anticipated economic conditions that may affect the borrower's ability to pay.

     A portion of the total allowance for loan losses is related to impaired loans. A loan is impaired when it is probable that the creditor will be unable to collect all principal and interest amounts due according to the established terms of the loan agreement. Loans that have been placed on nonaccrual status or renegotiated in a troubled debt restructuring are considered to be impaired. The allowance for loan losses for an impaired loan is recorded at the amount by which the outstanding recorded principal balance exceeds the fair value of the collateral and available cash flow on the impaired loan. For a loan that is not collateral-dependent, the allowance for loan losses is recorded at the amount by which the outstanding recorded principal balance exceeds the current best estimate of the future cash flows on the loan, discounted at the loan's effective interest rate.

     Premises and Equipment - Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation, computed on the straight-line method, is charged to operations over the estimated useful lives of the properties. Leasehold improvements are amortized over the terms of their respective leases or the estimated useful lives of the improvements, whichever is shorter.

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                      Notes to Consolidated Financial Statements
                                                      December 31, 1999 and 1998

Note 1 - Summary of Significant Accounting Policies (Continued)

     Organization and Preopening Costs - Organization and preopening costs represent incorporation costs, legal and accounting costs, salaries and other costs relating to the organization. The organization and preopening costs totaled approximately $180,000 for the period ended December 31, 1998, which were charged to expense as incurred. There were no organization and preopening costs during 1999.

     Offering Costs - Costs related to the offering of common stock have been charged against the offering proceeds from the sale of the Corporation's stock.

     Intangible Assets - Intangible assets totaling $182,000 consist entirely of deposit intangibles acquired in a branch acquisition completed during 1999. Amortization is calculated on a straight-line basis over the estimated asset life of 8 years.

     Earnings per Share - Basic earnings per share is based on the weighted average number of shares outstanding during each period. Fully diluted earnings per share are based on the weighted average shares outstanding, assuming the exercise of the dilutive stock options. All potential dilutive securities have been excluded from the computation in 1999 and 1998 because their effect would be antidilutive.

     Book Value per Share - Book value per share represents total stockholders' equity divided by the total number of shares outstanding at the end of each period.

     Stock Options - The Corporation has two stock option plans (see Note 10). Options granted to directors and key employees are accounted for using the intrinsic value method, under which compensation expense is recorded at the amount by which the market price of the underlying stock at grant date exceeds the exercise price of an option. Under the Corporation's plans, the exercise price on all options granted equals or exceeds the fair value of the stock at the grant date. Accordingly, no compensation cost is recorded as a result of stock option awards under the plan.

     Other Comprehensive Income - Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, however, such as unrealized gains and losses on available-for-sale securities, are reported as a direct adjustment to the equity section of the balance sheet. Such items, along with net income, are considered components of comprehensive income. At December 31, 1999, accumulated other comprehensive income consists solely of unrealized losses on available-for-sale securities.

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                      Notes to Consolidated Financial Statements
                                                      December 31, 1999 and 1998

Note 1 - Summary of Significant Accounting Policies (Continued)

     Accounting for Derivative Instruments and Hedging Activities - In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), was issued. SFAS 133 requires all derivative instruments to be recorded on the balance sheet at estimated fair value. Changes in the fair value of derivative instruments are to be recorded each period either in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, on the type of hedge transaction. SFAS 133 is effective for the year 2000. The Corporation is currently evaluating the impact of SFAS 133. It is expected that, because the Corporation is not subject to any significant derivative contracts as of December 31, 1999, implementation of the new standard will not have a material impact on the Corporation's financial statements.

     Reclassifications - Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2 - Securities

     The amortized cost and estimated market value of securities are as follows at December 31, 1999 (000s omitted):

                                                                              Gross          Gross
                                                            Amortized      Unrealized     Unrealized       Estimated
                                                               Cost           Gains         Losses       Market Value
Held-to-maturity securities:
U.S. Treasury securities and obligations of
U.S. government corporations and agencies                   $ 9,507        $     -          $  91        $ 9,416
Corporate securities                                             97              -              3             94
                                                            -------        -------          -----        -------
Total                                                       $ 9,604        $     -          $  94        $ 9,510
                                                            =======        =======          =====        =======
Available-for-sale securities:
U.S. Treasury securities and obligations of
U.S. government corporations and agencies                   $ 1,313        $     -          $   2        $ 1,311
Obligations of state and political subdivisions               1,198              -             10          1,188
Corporate securities backed by
letters of credit                                             6,130              -              -          6,130
Corporate securities                                            675              -             10            665
                                                            -------        -------          -----        -------
Total                                                       $ 9,316        $     -          $  22        $ 9,294
                                                            =======        =======          =====        =======

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                      Notes to Consolidated Financial Statements
                                                      December 31, 1999 and 1998

Note 2 - Securities (Continued)

     The amortized cost and estimated market value of held-to-maturity securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (000s omitted):

                                                          Held to Maturity                  Available for Sale
                                                       Amortized        Estimated      Amortized          Estimated
                                                         Cost         Market Value       Cost            Market Value
Due in one year or less                                $    -         $     -          $ 7,969           $ 7,965
Due in one year through five years                       7,124          7,042            1,347             1,329
Due after five years through ten years                   1,981          1,969               -                -
Due after ten years                                        499            499               -                -
                                                       -------        -------          -------           -------
Total                                                  $ 9,604        $ 9,510          $ 9,316           $ 9,294
                                                       =======        =======          =======           =======

     Securities  having  a  carrying  value  of  $1,060,000   (market  value  of
     $1,052,000) were pledged at December 31, 1999 to secure public deposits, repurchase agreements and for other purposes required by law.

     Proceeds from the sale of available-for-sale securities during 1999 totaled $6,742,000. Gross gains of $0 and gross losses of $48,000 were recognized on those sales in 1999. There were no sales of securities during 1998.

Note 3 - Loans

     Major categories of loans included in the portfolio at December 31, 1999 are as follows (000s omitted):

Commercial                                                                      $  5,936
Residential mortgage                                                               2,529
Consumer                                                                           2,798
                                                                                --------
Total                                                                           $ 11,263
                                                                                ========

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                      Notes to Consolidated Financial Statements
                                                      December 31, 1999 and 1998

Note 3 - Loans (Continued)

     Certain directors of the Bank, including their associates, were loan customers of the subsidiary bank during 1999. Such loans were made in the ordinary course of business and do not involve more than a normal risk of collectibility. The outstanding loan balance for these persons at December 31, 1999 totaled $1,146,000. During 1999, $1,167,000 of new loans were made and repayments totaled $21,000. The total unused commitments for these loans totaled $283,000 at December 31, 1999.

     Final loan maturities and rate sensitivity of the loan portfolio at December 31, 1999 are as follows (000s omitted):

                                                 Within One      One to Five         After Five
                                                    Year            Years              Years            Total
Commercial                                        $ 2,494          $ 2,594             $ 848          $  5,936
Mortgage                                               22            1,604               903             2,529
Consumer                                              443            2,107               248             2,798
                                                  -------         --------           -------          --------
Total                                             $ 2,959         $  6,305           $ 1,999          $ 11,263
                                                  =======         ========           =======          ========

Loans at fixed interest rates                     $   661         $  5,246           $ 1,999          $  7,906
Loans at variable interest rates                    2,298            1,059                 -             3,357
                                                  -------         --------           -------          --------
Total                                             $ 2,959         $  6,305           $ 1,999          $ 11,263
                                                  =======         ========           =======          ========

Note 4 - Allowance for Possible Loan Losses

     A summary of the activity in the allowance for possible loan losses (ALL) is as follows (000s omitted):

Balance - Beginning of year                                                     $    -

Provision charged to operations                                                     142
Loan losses                                                                          (2)
Loan loss recoveries                                                                 -
                                                                                -------
Balance - End of year                                                           $   140
                                                                                =======
As a percent of total loans                                                       1.24%
                                                                                =======

     The Bank considers all nonaccrual and reduced-rate loans (with the exception of residential mortgages and consumer loans) to be impaired. There are no such loans outstanding as of December 31, 1999.

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                      Notes to Consolidated Financial Statements
                                                      December 31, 1999 and 1998

Note 5 - Bank Premises and Equipment

                                                                                 1999           1998
                                                                                 ----           ----
Building improvements                                                           $   87         $   -
Furniture and equipment                                                            332             -
Additions in process                                                                -             291
                                                                                ------         ------
Total bank premises and equipment                                                  419            291

Less accumulated depreciation                                                       82             -
                                                                                ------         ------
Net carrying amount                                                             $  337         $  291
                                                                                ======         ======

Note 6 - Deposits

     The following is a summary of interest-bearing deposit accounts at December 31, 1999:

                                                                                  1999
Interest checking                                                               $ 3,111
Savings                                                                           6,170
Money market savings                                                              1,908
Time:
     $100,000 and over                                                            3,839
     Under $100,000                                                               7,567
                                                                                -------
Total interest-bearing deposits                                                 $22,595
                                                                                =======

The remaining maturities of certificates of deposit outstanding at December 31, 1999 are as follows (000s omitted):

                                                                                Under $100,000      $100,000 and Over
2000                                                                               $ 3,348             $ 3,637
2001                                                                                 4,219                 102
2002                                                                                     -                 100
                                                                                   -------             -------
Total                                                                              $ 7,567             $ 3,839
                                                                                   =======             =======

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                      Notes to Consolidated Financial Statements
                                                      December 31, 1999 and 1998

Note 7 - Income Taxes

     The Corporation and its bank subsidiary file a consolidated federal income tax return. The Corporation has net operating loss carryforwards totaling approximately $567,000 generated during the period from May 18, 1998 (inception) through December 31, 1999 that are available to reduce future taxable income through the year ending December 31, 2019. The deferred tax asset generated by that loss carryforward has been offset with a valuation allowance since the Corporation does not have a history of earnings.

     Deferred income taxes are provided for the temporary differences between the financial reporting bases and the tax bases of the Corporation's assets and liabilities. The source of such temporary differences consists primarily of net operating loss carryforwards and the nondeductible portion of loan loss reserve.

     The temporary differences that comprise deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:

                                                                                 1999           1998
Deferred tax assets:
Bad debts                                                                       $ 44           $  -
Net operating loss                                                               193              -
Organization and preopening costs                                                 33              50
Unrealized loss on securities available for sale                                   7              -
                                                                                ----           -----
Total deferred tax assets                                                        277              50

Valuation allowance for deferred tax assets                                     (274)            (50)

Deferred tax liabilities:
Depreciation                                                                       2              -
Accretion on investment securities                                                 1              -
                                                                                ----           -----
Total deferred tax liabilities                                                     3              -
                                                                                ----           -----
Net deferred tax asset                                                          $ -            $  -
                                                                                ====           =====

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                      Notes to Consolidated Financial Statements
                                                      December 31, 1999 and 1998

Note  8 -  Related Parties

     Notes Payable - Notes payable totaling $415,000 were advanced from and repaid to the Corporation's organizers during the period ended December 31, 1999. The notes paid interest at 5 percent per annum and were due on demand. The Corporation repaid the notes from the proceeds of the common stock offering.

     Operating Lease - The Bank entered into a lease for its main operating facility under a five-year noncancelable lease expiring on October 1, 2003. The facility was leased from an entity owned by certain of the members of the Board of Directors of the Corporation and its bank subsidiary. The lease payment obligation is $5,000 per month through September 1, 2000 and $5,165 per month thereafter. The Bank is responsible for all taxes, utilities and maintenance costs for the facility.

     The annual future minimum lease payments required under the noncancelable operating lease as of December 31, 1999 are as follows:

                2000                                           $ 60,495
                2001                                             61,980
                2002                                             61,980
                2003                                             46,485

Note  9 -  Restriction on Dividends or Dividends from Banking Subsidiary

     Unless prior regulatory approval is obtained, banking regulations limit the amount of dividends that the Corporation's banking subsidiary can declare to current year net profits, as defined in the Federal Reserve Act, and retained net profits from prior years. There were no dividends declared or paid by the Bank to the holding company during 1999 or 1998.

Note 10 - Stock-based Compensation

     The Corporation has two stock-based compensation plans. Under the employees' Stock Compensation Plan ("Employee Plan"), the Corporation may grant options to key employees for up to 23,750 shares of common stock. Under the 1998 Founding Directors Stock Option Plan ("Director Plan"), the Corporation may grant options for up to 71,250 shares of common stock. Under both plans, there is a minimum vesting period of between one to three years before the options may be exercised, and all options expire 10 years after the date of their grant. Certain options (contingent options) under both plans vest on an accelerated basis upon the achievement of various future financial and operational goals. All such options vest 9.5 years after the date of grant regardless of achievement of future goals. Under both plans, the exercise price of each option equals the market price of the Corporation's common stock on the date of grant.

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                      Notes to Consolidated Financial Statements
                                                      December 31, 1999 and 1998

Note 10 - Stock-based Compensation (Continued)

     The following table summarizes stock option transactions for both plans and the related average exercise prices for the years ended December 31, 1999 and 1998:

                                                                  1999                              1998
                                                                           Weighted                        Weighted
                                                         Number of         Average         Number of       Average
                                                          Shares        Exercise Price      Shares       Exercise Price
Options outstanding - Beginning of period                58,318           $ 10.00              -           $    -

Options granted                                              -                 -           58,318            10.00
Options exercised                                            -                 -               -                -
Options expired                                              -                 -               -                -
                                                         ------           -------          ------          -------
Options outstanding - End of period                      58,318           $ 10.00          58,318          $ 10.00
                                                         ======           =======          ======          =======

     The following table shows summary information about fixed stock options outstanding at December 31, 1999:

                                                    Stock Options Outstanding                            Stock Options Exercisable
                             -----------------------------------------------------------------------   -----------------------------
                                                                     Weighted
                                                                      Average          Weighted         Number of        Weighted
                                Range of          Number of          Remaining          Average           Shares          Average
                             Exercise Prices       Shares        Contractual Life    Exercise Price    Exerciseable   Exercise Price
Contingent                   $ 10.00               29,160           8.9 years           $ 10.00               -         $ 10.00
Noncontingent                  10.00               29,158           8.9 years             10.00           5,830           10.00

     The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, but applies the intrinsic value method to account for its plan. The Corporation has estimated fair value of the options at $3.81 and $2.74 per share for contingent and noncontingent shares, respectively, using a "minimum value" concept. The values were calculated using an assumed interest rate of 6.5 percent and estimated lives of 7.5 years and
     5.0 years for contingent and noncontingent shares, respectively. If the Corporation had elected to recognize compensation costs for the plans based on the fair value of awards at the grant date, net loss per share on a pro forma basis would have been as follows (000s omitted, except per share data):

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                      Notes to Consolidated Financial Statements
                                                      December 31, 1999 and 1998

                                                                    1999                              1998
                                                       As Reported      Pro Forma         As Reported      Pro Forma
Net loss                                               $   (604)         $  (635)         $  (149)         $ (153)
Net loss per common share - Basic
     and fully diluted                                    (0.64)           (0.67)           (0.96)          (0.99)

Note 11 - Financial Instruments

     Fair Values of Financial Instruments - The carrying amounts and estimated fair values of the Corporation's financial instruments are presented below. Certain assets, the most significant being premises and equipment, do not meet the definition of a financial instrument and are excluded from this disclosure. Similarly, deposit base and other customer relationship intangibles are not considered financial instruments and are not discussed below. Accordingly, this fair value information is not intended to, and does not, represent the Corporation's underlying value. Many of the assets and liabilities subject to the disclosure requirements are not actively traded, requiring fair values to be estimated by management. These estimates necessarily involve the use of judgment about a wide variety of factors, including, but not limited to, relevancy of market prices of comparable instruments, expected future cash flows and appropriate discount rates.

                                                                       1999                            1998
                                                              Carrying        Estimated       Carrying       Estimated
                                                               Amount         Fair Value      Amount         Fair Value
Assets
     Cash and short-term investments                          $ 2,467         $ 2,467         $ 8,442        $ 8,442
     Securities                                                18,898          18,804               -              -
     Loans                                                     11,123          10,995               -              -
     Accrued interest receivable                                  256             256               -              -

Liabilities
     Noninterest-bearing deposits                               2,671           2,671               -              -
     Interest-bearing deposits                                 22,595          22,531               -              -
     Accrued interest payable                                      78              78               -              -

     The terms and short-term nature of certain assets and liabilities result in their carrying amount approximating fair value. These include cash and due from banks, interest-bearing deposits in banks, federal funds sold and securities purchased under resale agreements, customers' acceptance liabilities, short-term borrowings and bank acceptance outstanding. The following methods and assumptions were used by the Bank to estimate the fair values of the remaining classes of financial instruments.

     Securities are valued based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                      Notes to Consolidated Financial Statements
                                                      December 31, 1999 and 1998

Note 11 - Financial Instruments (Continued)

     For variable rate loans that reprice frequently, fair values are based on carrying amounts, as adjusted for estimated credit losses. The fair values for other loans are estimated using discounted cash flow analyses and employ interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

     The fair values of demand deposits, savings accounts and money market deposits are, by definition, equal to the amount payable on demand. The fair values of fixed rate time deposits are estimated by discounting cash flows using interest rates currently being offered on certificates with similar maturities.

     The fair value of loan commitments and standby letters of credit, valued on the basis of fees currently charged for commitments for similar loan terms to new borrowers with similar credit profiles, is not considered material.

     Off-balance-sheet Risk - The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and financial guarantees. These instruments involve, to varying degrees, elements of credit and interest rate risk that are not recognized in the statement of financial condition.

     Commitments to extend credit are agreements to lend to a customer as long as there are no violations of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Fees from issuing these commitments to extend credit are recognized over the period to maturity. Since a portion of the commitments is expected to expire without being drawn upon, the total commitments do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of customers.

     Exposure to credit loss in the event of nonperformance by others, in the form of standby letters of credit, is represented by the contractual notional amount of those items. The Bank generally requires collateral to support such financial instruments in excess of the contractual notional amount of those instruments.

     The Bank has outstanding loan origination commitments aggregating $6,294,000 at December 31, 1999, on which loans of $2,393,000 were outstanding at year end and included in the balance sheet. There were no standby letters of credit outstanding as of December 31, 1999.

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                      Notes to Consolidated Financial Statements
                                                      December 31, 1999 and 1998


Note 12 - Regulatory Matters

     The Corporation and its bank subsidiary are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.

     For 1999, since the Bank is considered a de novo or start-up bank, the minimum total capital ratio is 8.0 percent. As of December 31, 1999, the most recent notification from the FDIC categorized the bank as well-capitalized under the regulatory framework. The regulations define well-capitalized levels of total capital, Tier 1 and Tier 1 leverage as
     10.0 percent, 6.0 percent and 5.0 percent, respectively. There are no conditions or events since that notification that management believes have changed the Bank's capital category.

                                                                                  For Capital             To be Well-
                                                              Actual           Adequacy Puuposes          capitalized
                                                       Amount       Ratio      Amount      Ratio      Amount      Ratio
As of December 31, 1999:
     Total capital
          (to risk-weighted assets)                    $ 7,799      32.31%     $ 1,931      8.00%     $ 2,414     10.00%
     Tier I capital
          (to risk-weighted assets)                    $ 7,659      38.73%       $ 966      4.00%     $ 1,448      6.00%
     Tier I capital
          (to average assets)                          $ 7,659      38.39%       $ 798      4.00%       $ 998      5.00%


As of December 31, 1998:
     Total capital
          (to risk-weighted assets)                    $ 8,607     438.98%       $ 157      8.00%       $ 196     10.00%
     Tier I capital
          (to risk-weighted assets)                    $ 8,607     438.98%        $ 78      4.00%       $ 118      6.00%
     Tier I capital
          (to average assets)                          $ 8,607     319.13%       $ 108      4.00%       $ 135      5.00%

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                      Notes to Consolidated Financial Statements
                                                      December 31, 1999 and 1998


Note 13 - Parent-only Condensed Financial Information

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

     The condensed balance sheet as of December 31, 1999 and 1998 (with 000s omitted) is as follows:

                                                                                 1999            1998
Assets
Cash on deposit with correspondent bank                                         $     -        $    31
Receivable from subsidiary bank                                                      27            229
Investment in subsidiary bank                                                     7,832          8,387
                                                                                 ------         ------
Total assets                                                                    $ 7,859        $ 8,647
                                                                                =======        =======
Liabilities - Accounts payable                                                  $     -        $    40

Stockholders' Equity
Common stock                                                                      4,306          4,378
Capital surplus                                                                   4,306          4,378
Retained earnings                                                                  (753)          (149)
                                                                                  -----          -----
Total stockholders' equity                                                        7,859          8,607
                                                                                 ------          -----
Total liabilities and stockholders' equity                                      $ 7,859        $ 8,647
                                                                                =======        =======

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                      Notes to Consolidated Financial Statements
                                                      December 31, 1999 and 1998


Note 13 - Parent-only Condensed Financial Information (Continued)

     The condensed statement of operations for the year ended December 31, 1999 and the period from May 18, 1998 (inception) to December 31, 1998 (000s omitted) is as follows:

                                                                                  1999            1998
Operating Income                                                                $    -            $  21

Operating Expenses                                                                  49               60
                                                                                ------            -----
Loss - Before income taxes and equity in undistributed
loss of subsidiary                                                                 (49)             (39)

Provision for Income Taxes                                                           -                -
                                                                                ------            -----
Loss - Before equity in undistributed loss of subsidiary                           (49)             (39)

Equity in Undistributed Loss of Subsidiary                                        (555)            (110)
                                                                                ------           ------
Net Loss                                                                        $ (604)          $ (149)
                                                                                ======           ======

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                      Notes to Consolidated Financial Statements
                                                      December 31, 1999 and 1998


Note 13 - Parent-only Condensed Financial Information (Continued)

     The condensed statement of cash flows for the year ended December 31, 1999 and the period from May 18, 1998 (inception) to December 31, 1998 (000s omitted) is as follows:

                                                                                 1999            1998
Cash Flows from Operating Activities
     Net loss                                                                   $ (604)         $ (149)
     Adjustments to reconcile net loss to net cash from
       operating activities:
          Equity in undistributed loss of subsidiary                               555             110
          Decrease (increase) in receivable from
            subsidiary bank                                                        202            (229)
          Increase (decrease) in accounts payable                                  (40)             40
                                                                                ------           -----
               Net cash provided by (used in)
                 operating activities                                              113            (228)

Cash Flows from Investing Activities - Investment
     in common stock of bank subsidiary                                              -          (8,497)

Cash Flows from Financing Activities
     Payment for stock repurchase                                                 (144)              -
     Proceeds from related party notes payable                                       -             415
     Repayment of related party notes payable                                        -            (415)
     Net proceeds from public stock offering                                         -           8,756
                                                                                ------          ------
               Net cash provided by (used in)
                 financing activities                                             (144)          8,756
                                                                                ------          ------
Net Increase (Decrease) in Cash and Cash
     Equivalents                                                                   (31)             31

Cash and Cash Equivalents - Beginning of year                                       31               -
                                                                                ------          ------
Cash and Cash Equivalents - End of year                                         $    -          $   31
                                                                                ======          ======

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                      Notes to Consolidated Financial Statements
                                                      December 31, 1999 and 1998


Note 14 - Earnings per Share

     Earnings (loss) per share data is the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period. All potential dilutive securities have been excluded from the computation because their effect would be antidilutive. The calculation of earnings (loss) per share for the year ended December 31, 1999 and the period from May 18, 1998 (inception) to December 31, 1998 is as follows:

                                                                                 1999            1998
Net loss                                                                        $  (604)        $  (149)
Weighted average number of shares outstanding
     for period                                                                     941             155
Net loss per common share                                                       $ (0.64)        $ (0.96)

                             SHAREHOLDER INFORMATION


Notice of Annual Meeting

     The Company's Annual Meeting of Shareholders will be held at 10:00 a.m. on May 9, 2000, at Deer Lake Racquet Club, 6167 White Lake Road, Clarkston, Michigan 48346.


Transfer Agent and Registrar

     Continental Stock Transfer & Trust Company serves as transfer agent and registrar of the Company's Common Stock. Their address is 2 Broadway, 19th Floor, New York, New York 10004 (telephone 212-509-4000).


Market Makers

     The Company had two market makers at December 31, 1999: Raymond James and Hilliard Lyons.


                        EXECUTIVE OFFICERS AND DIRECTORS

Executive Officers:

          David T. Harrison, President and Chief Executive Officer of the
            Company and the Bank
          Bruce H. McIntyre, Secretary of the Company and the Bank
          Terry Wolf, Controller of the Bank

Directors:

          Edwin L. Adler, Director of the Company and the Bank
          Louis D. Beer, Director of the Company and the Bank
          William J. Clark, Director of the Company and the Bank Heather Coats, Director of the Bank
          Charles L. Fortinberry, Director of the Company and the Bank David T. Harrison, Director of the Company and the Bank Bruce H. McIntyre, Director of the Company and the Bank
          Lee McNew, Director of the Bank
          Robert A. Olsen, Director of the Company and the Bank
          Dennis Ritter, Director of the Bank
          Ken Rogers, Director of the Bank
          Ted J. Simon, Director of the Bank
          John H. Welker, Director of the Company and the Bank

Exhibit 21
SUBSIDIARIES OF REGISTRANT

         Clarkston State Bank - 100% owned
         Incorporated as a Michigan Banking Corporation
         15 South Main Street
         Clarkston, Michigan 48346

Exhibit 23
                          INDEPENDENT AUDITORS' CONSENT

Board of Directors
Clarkston Financial Corporation

We consent to the incorporation by reference in the registration statements on Form S-8 (File No. 333-70297 and File No. 333-70299) of our report dated January 27, 2000, on our audit of the consolidated financial statements for the year ended December 31, 1999, and for the period from May 18, 1998 (inception) through December 31, 1998, which report is included in this Annual report on form 10-KSB.

                                                  /s/ PLANTE & MORAN, LLP
March 28, 2000
Troy, Michigan