Form 10QSB
period 2000-03-31
CLARKSTON FINANCIAL CORP
filed 2000-05-12
CIK 1068366

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                   FORM 10-QSB


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ______

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 931,600 shares of the Company's Common Stock (no par value) were outstanding as of March 31, 2000.

Transitional Small Business Disclosure Format (check one):  Yes ____  No __X__

                                      INDEX


                                                                          Page
                                                                       Number(s)

Part I.   Financial Information (unaudited):

          Item 1.
          Consolidated Financial Statements                                  3-7
          Notes to Consolidated Financial Statements                        8-11

          Item 2.
          Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    12-14

Part II.  Other Information

          Item 1.
          Legal Proceedings                                                   15

          Item 2.
          Changes in Securities and Use of Proceeds                           15

          Item 3.
          Defaults Upon Senior Securities                                     15

          Item 4.
          Submission of Matters to a Vote of Securities Holders               15

          Item 5.
          Other Information                                                   15

          Item 6.
          Exhibits and Reports on Form 8-K                                    15


Signatures                                                                    16

Part I   Financial Information (unaudited)

                         CLARKSTON FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                   March 31, 2000 (unaudited) and December 31,
               1999 (dollars in thousands, except per share data)

                                                                                      March 31,               December 31,
                                                                                        2000                      1999
                                                                                     ----------               ------------
                                                                                     (Unaudited)
ASSETS
Cash and Cash Equivalents
       Total cash and due from banks                                                 $      1,323             $       867
        Federal funds sold                                                                    850                   1,600
                                                                                     ------------             -----------
            Total Cash and Cash Equivalents                                                 2,173                   2,467

Securities Held to Maturity                                                                 5,115                   9,604
Securities Available for Sale, at fair value                                               11,807                   9,294

Loans, less Loan Loss Reserve
       Total loans                                                                         14,969                  11,263
       Allowance for loan losses                                                              175                     140
                                                                                     ------------             -----------
       Net Loans                                                                           14,794                  11,123

Net Property and Equipment                                                                    318                     337
Accrued interest receivable                                                                   186                     256
Deposit premium and conversion costs,
       net of amortization                                                                    167                     173
Other Assets                                                                                   11                      12
                                                                                     ------------             -----------
            Total Assets                                                             $     34,571             $    33,266
                                                                                     ============             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
       Noninterest-bearing                                                                  2,716                   2,671
       Interest-bearing                                                                    23,806                  22,595
                                                                                     ------------             -----------
            Total deposits                                                                 26,522                  25,266
       Accrued Expenses and Other Liabilities                                                 217                     163

Shareholders' Equity
       Common stock, par value: 10,000,000
             Shares authorized, 931,600 and 931,600 shares
             Issued and outstanding as of March 31, 2000
             and December 31, 1999, respectively                                            4,306                   4,306
       Capital surplus                                                                      4,306                   4,306
       Accumulated deficit                                                                   (756)                   (753)
       Accumulated other comprehensive income                                                 (24)                    (22)
                                                                                     ------------
             Total Shareholder Equity                                                       7,832                   7,837
                                                                                     ------------             -----------

              Total Liabilities and Shareholders' Equity                             $     34,571             $     33,266
                                                                                     ============             ============

           See accompanying notes to consolidated financial statements

                         CLARKSTON FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                 Three months ended March 31, 2000 and March 31,
               1999 (dollars in thousands, except per share data)
                                   (unaudited)

                                                                                       Three Months               Three Months
                                                                                          ended                      Ended
                                                                                      March 31, 2000             March 31, 1999
                                                                                      --------------             --------------
Interest Income
       Loans, including fees                                                            $     273                  $       7
       Securities                                                                             296                         58
       Federal Funds sold                                                                      26                         66
                                                                                        ---------                  ---------
            Total interest income                                                             595                        131

Interest Expense
       Deposits                                                                               259                         25
       Other                                                                                   --                         --
                                                                                        ---------                  ---------
            Total interest expense                                                            259                         25

Net Interest Income                                                                           336                        106

Provision  for loan losses                                                                     33                         18
                                                                                        ---------                  ---------
Net interest income after provision for loan losses                                           303                         88

Noninterest income                                                                             32                          6

Noninterest expense
       Salaries and benefits                                                                  163                        131
       Occupancy expense of premises                                                           32                         21
       Furniture and equipment expense                                                         20                         20
       Computer and data processing expenses                                                   32                         36
       Advertising and public relations                                                        34                         36
       Professional fees                                                                       30                         23
      Amortization of deposit premium and conversion cost                                       6                          2
       Other expense                                                                           21                         13
                                                                                        ---------                  ---------
            Total noninterest expense                                                         338                        282
                                                                                        ---------                  ---------

Loss before federal income tax                                                                 (3)                      (188)

Federal income tax                                                                              0                          0
                                                                                        ---------                  ---------
Net loss                                                                                $      (3)                      (188)
                                                                                        =========                  =========
Basic and diluted loss per share                                                        $       0                  $    (.20)
                                                                                        =========                  =========

          See accompanying notes to consolidated financial statements.

                         CLARKSTON FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
              Three months ended March 31, 2000 and March 31, 1999
                             (dollars in thousands)
                                   (Unaudited)

                                                                     Three Months                 Three Months
                                                                        ended                        ended
                                                                    March 31, 2000               March 31, 1999
                                                                    --------------               --------------
Net Loss as Reported                                                  $       (3)                   $      (188)

Other Comprehensive Income, Net of Tax:

       Change in unrealized gain on securities
           available for sale                                                 (2)                             0
                                                                      ----------                    -----------

Comprehensive Loss                                                    $       (5)                   $      (188)
                                                                      ==========                    ===========

          See accompanying notes to consolidated financial statements.

                         CLARKSTON FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        Three months ended March 31, 2000
                             (dollars in thousands)
                                   (Unaudited)

                                                                                                  Accumulated
                                                                                                     Other              Total
                                                     Common        Capital      Accumulated      Comprehensive      Shareholders'
                                                      Stock        Surplus        Deficit            Income             Equity
                                                   --------        -------      -----------      -------------      --------------
Balance December 31, 1999                         $   4,306       $   4,306     $    (753)       $    (22)          $   7,837

Net income (loss) for three months
Ended March 31, 2000 (unaudited)                                                       (3)                                 (3)

Increase (decrease) in fair market value of
securities available for sale                                                                         ( 2)                 (2)
                                                  ---------       ---------     ---------        --------           ---------
Balance March 31, 2000                            $   4,306       $   4,306     $    (756)       $    (24)          $   7,832
                                                  =========       =========     =========        ========           =========




          See accompanying notes to consolidated financial statements.

                         CLARKSTON FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        Three months ended March 31, 2000
                             (dollars in thousands)
                                   (unaudited)

                                                                          Three Months                   Three Months
                                                                             Ended                            Ended
                                                                         March 31, 2000                  March 31, 1999
                                                                         --------------                  --------------
Net Cash Provided by (used in) Operating Activities:
       Net cash used in operating activities                             $   185                           $  (297)

Cash Flows from Investing Activities:
       Net increase in loans                                              (3,706)                           (1,430)
       Net (increase) decrease in securities                               1,974                            (6,371)
       Equipment expenditures                                                 (3)                              (70)
                                                                         -------                           -------
       Net cash used in investing activities                              (1,735)                           (7,871)

Cash Flows from Financing Activities:
       Increase in deposits                                                1,256                             4,916
                                                                          ------                            ------
Net decrease in cash and cash equivalents                                   (294)                           (3,252)
Cash and cash equivalents at beginning of year                             2,467                             8,442
                                                                         -------                           -------
Cash and cash equivalents at March 31, 2000 and 1999                     $ 2,713                           $ 5,190
                                                                         =======                           =======


          See accompanying notes to consolidated financial statements.

                         CLARKSTON FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                March 31, 2000 (unaudited) and December 31, 1999



NOTE 1 BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Proxy Statement dated March 20, 2000 containing audited financial statements for the period from May 18, 1998 (date of inception), through December 31, 1999.

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

                         CLARKSTON FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                March 31, 2000 (unaudited) and December 31, 1999



NOTE 4 - SECURITIES

The amortized cost and fair values of securities were as follows (dollars in thousands):

Available for Sale
                                                                       Gross               Gross          Estimated
                                                   Amortized         Unrealized           Unrealized        Market
                                                      Cost              Gains               Losses          Value
                                                   ---------         ----------           ----------      ---------
March 31, 2000 (Unaudited)
       Taxable variable rate demand
           Municipal revenue bonds,
           short term corporate
           commercial paper, and bonds
           of government agencies                  $  5,139          $       0            $     (24)       $ 5,115
                                                   ========          =========            =========        =======

Held to Maturity

March 31, 2000 (Unaudited)
       Taxable variable rate demand
           municipal revenue bonds,
           short term corporate
           commercial paper, and bonds
           of government agencies                  $ 11,807          $       0            $     (75)       $11,732
                                                   ========          =========            =========        =======

Contractual maturities of debt securities at March 31, 2000, were as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                              Available-for-Sale Securities
                                                                             -------------------------------
                                                                                                   Estimated
                                                                            Amortized                Market
                                                                               Cost                  Value
                                                                            ---------              --------
                                                                                  (dollars in thousands)
Due from 2000 to 2001                                                        $  5,139               $  5,115

                                                                             $  5,139               $  5,115
                                                                             ========               ========


                                                                                      Held-To-Maturity
                                                                                ---------------------------
                                                                                                     Estimated
                                                                              Amortized               Market
                                                                                 Cost                 Value
                                                                             -----------            ----------
Due from 2000-2003                                                             $3,834                 $3,884
Due from 2004-2006                                                              5,976                  5,866
Due from 2006-2020                                                              1,997                  1,982
                                                                                =====                  =====
                                                                               11,807                 11,732
                                                                               ======                 ======

                                   (Continued)

                         CLARKSTON FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                March 31, 2000 (unaudited) and December 31, 1999


NOTE 5 - LOANS

Loans are as follows (dollars in thousands):

                                                                              March 31                  December 31,
                                                                                2000                        1999
                                                                           --------------              -------------
                                                                            (Unaudited)
Commercial                                                                 $        8,583              $       5,936
Mortgage                                                                            2,808                      2,529
Consumer                                                                            3,628                      2,798
                                                                           --------------              -------------
                                                                                   14,969                         --
Allowance for loan losses                                                             175                        140
                                                                           --------------              -------------
                                                                           $       14,794              $      11,123
                                                                           ==============              =============


Activity in the allowance for loan losses is as follows (dollars in thousands):

                                                                               Three months                For the
                                                                                  Ended                   Year Ended
                                                                                 March 31                December 31,
                                                                                   2000                      1999
                                                                                ----------               ------------
                                                                                (Unaudited)
Balance at beginning of period                                                  $     140                 $       0
       Provision charged to operating expense                                          33                       142
       Net loans (charged offs) recoveries                                              2                        (2)
                                                                                ---------                 ---------

Balance at end of periods                                                       $     175                 $     140
                                                                                =========                 =========
Allowance for loan losses as a percentage of
       loans at end of period                                                       1.17%                      1.24%
                                                                                =========                 ==========

                                   (Continued)

                         CLARKSTON FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                March 31, 2000 (unaudited) and December 31, 1999



NOTE 6 - PREMISES AND EQUIPMENT - NET

Premises and equipment are as follows (dollars in thousands):

                                                                                          Accumulated         Carrying
                                                                            Cost          Depreciation          Value
                                                                            ----          ------------          -----
March 31, 2000 (unaudited)
       Building and improvements                                          $      87       $        6        $       81
       Furniture and equipment                                                  335               98               237
                                                                          ---------       ----------        ----------
                                                                          $     422       $      104        $      318
                                                                          =========       ==========        ==========
December 31, 1999
       Building and improvements                                          $      87       $        5        $       82
       Furniture and equipment                                                  332               77               255
                                                                          ---------       ----------        ----------
                                                                          $     419       $       82        $      337
                                                                          =========       ==========        ==========


NOTE 7 - DEPOSITS

Interest-bearing deposits are summarized as follows (dollars in thousands):

                                                                                 March 31,                 December 31,
                                                                                    2000                       1999
                                                                                ----------                 ------------
Demand deposit accounts                                                         $      3,780                $      3,111
Money market accounts                                                                  1,649                       1,908
Savings accounts                                                                       5,978                       6,170
Certificates of Deposit                                                               12,399                      11,406
                                                                                ------------                ------------
                                                                                $     23,806                $     22,595
                                                                                ============                ============

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

     On April 6, 1999, the Bank entered into an agreement with The State Bank, Fenton, Michigan, to acquire certain assets and assume certain deposit liabilities with respect to The State Bank's branch office located in the Farmer Jack (Foodtown at the date of inception of the bank) grocery store at 6555 Sashabaw Road, Clarkston, Michigan. This transaction was consummated on July 16, 1999 and added $1.8 million in deposits to the Bank's totals. A deposit premium of 9.24% of deposits (as finally adjusted) was paid to The State Bank for these deposits, along with $17,000 for various fixed assets and equipment. The Bank leases the branch space from Borman Inc. (which owns the Farmer Jack store) at a rental rate of $2,750 per month under a lease which runs until July, 2002. The lease is an arm's length transaction on essentially the same terms as those previously in place between Foodtown, Inc. and The State Bank.

Financial Condition

     Total assets of the Company increased by $1.3 million or 3.9% to $34.6 million at March 31, 2000, from $33.3 million at December 31, 1999. The increase in assets is primarily attributable to the Bank continuing to attract customer deposits. The Company anticipates that the Bank's assets will continue to increase during 2000, which will be the Bank's second full year of operations.

     Cash and cash equivalents, which include federal funds sold and short-term investments, decreased $0.3 million or 11.9% to $2.2 million at March 31, 2000, from $2.5 million at December 31, 1999. The decrease is the result of the increase in the loan portfolios since December 31, 1999.

     Securities decreased $2.0 million or 10.5% to $16.9 million at March 31, 2000 from $18.9 million at December 31, 1999. The decrease is the result of sales of securities to fund the increase in the loan portfolio.

     The allowance for loan losses as of March 31, 2000 was $174,640, representing approximately 1.17% of total loans outstanding, compared to 140,000 December 31, 1999. Clarkston Financial Corporation has only experienced one credit loss as of March 31, 2000, which was fully recovered.

Results of Operations

     The net loss for the three months ended March 31, 2000 was $3,000. As of December 31, 1999, the Company had an accumulated deficit of $753,000 and as of March 31, 2000, the accumulated deficit was $756,000. The accumulated deficit and net loss are primarily the results of opening the Bank's main office and its one branch, wages paid to employees, fees and expenses incurred in forming the Company and applying for regulator approvals. Management believes that the Company will generate a net profit for the year even though the first quarter resulted in a net loss.

     Interest income was $595,000 for the three months ended March 31, 2000, consisting of interest income on federal funds of $26,000, securities of $296,000 and lending activities of $273,000. Interest expense was $259,000 for the three months ended March 31, 2000 and relates to interest incurred on interest bearing deposits.

     The Company had an allowance for loan loss of approximately 1.17% of total loans at March 31, 2000. The provision for loan loss for the three months ended March 31, 2000 was $33,000. This amount is still expected to grow during 2000, but not at the same rate as in 1999, due to increases in the loan portfolio. Management believes the current rate of providing for the loan loss reserve is adequate.

     In each accounting period, management evaluates the problems and potential losses in the loan portfolio. Consideration is also given to off-balance sheet items that may involve credit risk, such as commitments to extend credit. Management's evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial condition of borrowers, adequacy of collateral, industry concentrations within the portfolio and general economic conditions. The results of these evaluations are reflected in the allowance and periodic provision for credit losses.

     The primary risk element considered by management regarding each installment and residential real estate loan is the lack of timely payments. Management has a reporting system that monitors past due loans and has adopted policies to pursue its creditor's rights in order to preserve the Bank's position. The primary risk elements concerning commercial loans are the financial condition of the borrower, the sufficiency of the collateral and lack of timely payment. Management has a policy of requesting and reviewing annual financial statements from its commercial loan customers and periodically reviews the existence and value of collateral for selected loans.

     Other income of $32,000 for the three months ended March 31, 2000 consisted of income from deposit service charges and other miscellaneous fees.

     The main components of other expenses were primarily salaries and benefits. Other expenses for the three months ended March 31, 2000 was $175,000 consisting primarily of occupancy and equipment expenses, legal and accounting fees, marketing expenses, insurance and supplies.

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

Recent Regulatory Developments

     Recently enacted federal legislation (the Gramm-Leach-Bliley Act of 1999) eliminates many Federal and state law barriers to affiliations among banks and other financial services providers. The legislation, which took effect March 11, 2000, establishes a statutory framework pursuant to which full affiliations can occur between banks and securities firms, insurance companies, and other financial companies. The legislation provides some degree of flexibility in structuring these new affiliations, although certain activities may only be conducted through a holding company structure. The legislation preserves the role of the Board of Governors of the Federal Reserve System as the umbrella supervisor for holding companies, but incorporates a system of functional regulation pursuant to which the various Federal and state financial supervisors will continue to regulate the activities traditionally within their jurisdictions. The legislation specifies that banks may not participate in the new affiliations unless they are well-capitalized, well-managed and maintain a rating under the Community Reinvestment Act of 1977 of at least "satisfactory" among all affiliates.

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

None.


Item 6.   Exhibits and Reports on Form 8-K.

    (a)  Exhibits -

         27     Financial Data Schedule
                (EDGAR version only)

    (b)  Reports on Form 8-K - None.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000, to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           CLARKSTON FINANCIAL CORPORATION


                                           /s/ David T. Harrison
                                           David T. Harrison
                                           President and Chief Executive Officer



                                           /s/ Terry R. Wolf
                                           Terry R. Wolf
                                           Treasurer


DATE:     May 12, 2000