Form 10QSB
period 2000-06-30
CLARKSTON FINANCIAL CORP
filed 2000-08-14
CIK 1068366

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                   FORM 10-QSB


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No_____

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 931,600 shares of the Company's Common Stock (no par value) were outstanding as of June 30, 2000.

Transitional Small Business Disclosure Format (check one):  Yes _____ No___X___

                                      INDEX

                                                                         Page
                                                                       Number(s)
                                                                       ---------
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

Part I   Financial Information (unaudited)

                         CLARKSTON FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 June 30, 2000 (unaudited) and December 31, 1999
                  (dollars in thousands, except per share data)

                                                                                  June 30,               December 31,
                                                                                    2000                    1999
                                                                                -----------             ------------
                                                                                (Unaudited)
ASSETS
Cash and Cash Equivalents
       Total cash and due from banks                                             $       342             $       867
        Federal funds sold                                                             1,400                   1,600
                                                                                 -----------             -----------
            Total Cash and Cash Equivalents                                            1,742                   2,467

Securities Held to Maturity                                                           14,138                   9,604
Securities Available for Sale, at fair value                                           7,351                   9,294

Loans, less Loan Loss Reserve
       Total loans                                                                    17,993                  11,263
       Allowance for loan losses                                                         202                     140
                                                                                 -----------             -----------
       Net Loans                                                                      17,791                  11,123

Net Property and Equipment                                                               311                     337
Accrued interest receivable                                                              297                     256
Deposit premium and conversion costs,
       net of amortization                                                               161                     173
Other Assets                                                                              10                      12
                                                                                 -----------             -----------
            Total Assets                                                           $  41,801             $    33,266
                                                                                 ===========             ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
       Noninterest-bearing                                                             3,580                   2,676
       Interest-bearing                                                               30,131                  22,595
                                                                                 -----------             -----------
            Total deposits                                                            33,711                  25,271
       Accrued Expenses and Other Liabilities                                            175                     158

Shareholders' Equity
       Common stock, no par value: 10,000,000
             Shares authorized; 931,600 shares
             issued and outstanding as of June 30, 2000
             and December 31, 1999                                                     4,306                   4,306
       Capital surplus                                                                 4,306                   4,306
       Accumulated deficit                                                              (682)                   (753)
       Accumulated other comprehensive income (loss)                                     (15)                    (22)
                                                                                 -----------             -----------
             Total Shareholder Equity                                                  7,915                   7,837
                                                                                 -----------             -----------

              Total Liabilities and Shareholders' Equity                         $    41,801             $    33,266
                                                                                 ===========             ===========

           See accompanying notes to consolidated financial statements

                         CLARKSTON FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
        Three and Six Month Periods Ended June 30, 2000 and June 30, 1999
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                         Three              Three
                                                         Months             Months
                                                         Ended              Ended            Six Months          Six Months
                                                        June 30,           June 30,         Ended June 30,     Ended June 30,
                                                         2000                1999               2000               1999
Interest Income
       Loans                                              $    359         $       59        $      628        $      66
       Securities                                              328                121               624              179
       Federal Funds sold                                       24                 37                51              103
                                                        ----------         ----------        ----------        ---------
            Total interest income                              711                217             1,303              348
Interest Expense
       Deposits                                                333                 72               592               97
       Other                                                     0                  0                 0                0
                                                        ----------         ----------        ----------        ---------
            Total interest expense                             333                 72               592               97

Net Interest Income                                            378                145               711              251

Provision  for loan losses                                      29                 52                62               70
                                                        ----------         ----------        ----------        ---------
Net interest income after provision for loan losses            349                 93               649              181

Noninterest income                                              56                 12                92               18

Noninterest expense
       Salaries and benefits                                   157                127               320              258
       Occupancy expense of premises                            31                 21                63               42
       Furniture and equipment expense                          22                 19                42               39
       Computer and data processing expenses                    32                 39                65               75
       Advertising and public relations                         31                 29                65               65
       Professional fees                                        19                 36                48               59
      Amortization of deposit premium
         and conversion cost                                     6                  0                11                0
       Other expense                                            32                 21                56               36
                                                        ----------         ----------        ----------        ---------
            Total noninterest expense                          330                292               670              574
                                                        ----------         ----------        ----------        ---------
Profit (Loss) before federal income tax                         75               (187)               71             (375)

Federal income tax                                               0                  0                 0                0
                                                        ----------         ----------        ----------        ---------
Net profit (loss)                                       $       75         $     (187)       $       71        $    (375)
                                                        ==========         ==========        ==========        =========
Basic and diluted profit (loss) per share               $      .08         $    (0.20)       $      .08        $   (0.40)
                                                        ==========         ==========        ==========        =========

          See accompanying notes to consolidated financial statements.

                         CLARKSTON FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
        Three and Six Month Periods Ended June 30, 2000 and June 30, 1999
                             (dollars in thousands)
                                   (Unaudited)

                                                          Three Months       Three Months    Six Months Ended      Six Months
                                                              ended             Ended          June 30, 2000     Ended June 30,
                                                          June 30, 2000     June 30, 1999                             1999
Net Profit (Loss) as Reported                                $    75         $   (187)          $    71           $    (375)

Other Comprehensive Income, Net of Tax:

       Change in unrealized gain on securities
           available for sale                                      9                0                 7                 (12)
                                                             -------         --------           -------           ---------

Comprehensive Profit (Loss)                                  $    84         $   (187)          $    78           $    (387)
                                                             =======         ========           =======           =========





          See accompanying notes to consolidated financial statements.

                         CLARKSTON FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         Six months ended June 30, 2000
                             (dollars in thousands)
                                   (Unaudited)

                                                                                                Accumulated
                                                                                                   Other              Total
                                                     Common       Capital     Accumulated       Comprehensive      Shareholders'
                                                      Stock       Surplus       Deficit             Income            Equity
                                                     -------      -------     -----------       -------------      -------------
Balance December 31, 1999                           $  4,306      $ 4,306      $   (753)         $     (22)          $   7,837

Net income for six months
Ended June 30, 2000 (unaudited)                                                      71                                     71

Increase  in  fair  market  value  of  securities
available for sale                                         0            0             0                  7                   7
                                                    --------      -------      --------          ---------           ---------
Balance June 30, 2000                               $  4,306      $ 4,306      $   (682)         $     (15)          $   7,915
                                                    ========      =======      ========          =========           =========




          See accompanying notes to consolidated financial statements.

                         CLARKSTON FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            Six Month Periods Ended June 30, 2000, and June 30, 1999
                             (dollars in thousands)
                                   (unaudited)

                                                                                Six Months                      Six Months
                                                                                  Ended                           Ended
                                                                              June 30, 2000                   June 30, 1999
                                                                              -------------                   -------------
Net Cash Provided by (used in) Operating Activities:
       Net cash provided by (used in) operating activities                         177                              (171)

Cash Flows from Investing Activities:
       Net increase in loans                                                    (6,730)                           (4,649)
       Net increase in securities                                               (2,594)                          (12,771)
       Equipment expenditures                                                      (18)                              (77)
                                                                              ---------                       ----------
       Net cash used in investing activities                                    (9,342)                          (17,497)

Cash Flows from Financing Activities:
       Increase in deposits                                                      8,440                            10,217
       Repurchase of 10,700 shares of common stock                                   0                               (85)
                                                                              --------                        ----------
       Net cash provided by financing activities                                 8,440                            10,132

Net decrease in cash and cash equivalents                                         (725)                           (7,536)
Cash and cash equivalents at beginning of year                                   2,467                             8,442
                                                                              --------                        ----------
Cash and cash equivalents at June 30, 2000 and 1999                              1,742                               906
                                                                              ========                        ==========


          See accompanying notes to consolidated financial statements.

                         CLARKSTON FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 June 30, 2000 (unaudited) and December 31, 1999



NOTE 1 BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Proxy Statement dated March 20, 2000 containing audited financial statements for the period from May 18, 1998 (date of inception), through December 31, 1999.

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

                         CLARKSTON FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 June 30, 2000 (unaudited) and December 31, 1999

NOTE 4 - SECURITIES

The amortized cost and fair values of securities were as follows (dollars in thousands):

Available for Sale
                                                                      Gross               Gross           Estimated
                                                    Amortized       Unrealized         Unrealized          Market
                                                       Cost           Gains              Losses             Value
                                                    ---------       ----------         ----------        -----------
  June 30, 2000 (Unaudited)
         Taxable variable rate demand
             Municipal revenue bonds,
             short term corporate
             commercial paper, and bonds
             of government agencies                 $  7,366        $       0          $      (15)        $  7,351
                                                    ========        =========          ==========         ========

Held to Maturity

  June 30, 2000 (Unaudited)
         Taxable variable rate demand
             municipal revenue bonds,
             short term corporate
             commercial paper, and bonds
             of government agencies                 $ 14,138        $       0          $     (303)        $ 13,835
                                                    ========        =========          ==========         ========

Contractual maturities of debt securities at June 30, 2000, were as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                          Available-for-Sale Securities
                                                                          -----------------------------
                                                                                             Estimated
                                                                         Amortized             Market
                                                                            Cost               Value
                                                                         ---------           ----------
                                                                             (dollars in thousands)
      Due from 2000 to 2001                                               $6,381             $6,383
      Due from 2001 to 2002                                                  985                968
                                                                          ------             ------
                                                                          $7,366             $7,351
                                                                          ======             ======


                                                                                Held-To-Maturity
                                                                                ----------------
                                                                                             Estimated
                                                                         Amortized             Market
                                                                            Cost               Value
                                                                         ---------           ---------
      Due from 2000-2003                                                 $ 4,695              $ 4,580
      Due from 2004-2006                                                   6,746                6,563
      Due from 2006-2020                                                   2,697                2,692
                                                                         -------              -------
                                                                         $14,138              $13,835
                                                                         =======              =======

                                   (Continued)

                         CLARKSTON FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 June 30, 2000 (unaudited) and December 31, 1999


NOTE 5 - LOANS

Loans are as follows (dollars in thousands):

                                                                                 June 30                   December 31,
                                                                                  2000                         1999
                                                                                ----------                 ------------
                                                                                (Unaudited)
        Commercial                                                                 $10,131                  $ 5,936
        Mortgage                                                                     3,531                    2,529
        Consumer                                                                     4,331                    2,798
                                                                                  --------                 --------
                                                                                    17,993                   11,263
        Allowance for loan losses                                                      202                      140
                                                                                  --------                 --------
                                                                                   $17,791                 $ 11,123
                                                                                  ========                 ========

     Activity in the allowance for loan losses is as follows (dollars in thousands):

                                                                                Six months                For the
                                                                                  Ended                  Year Ended
                                                                                 June 30                December 31,
                                                                                   2000                     1999
                                                                                ----------              ------------
                                                                                (Unaudited)
        Balance at beginning of period                                             $140                 $       0
               Provision charged to operating expense                                62                       142
        Net loans (charge-offs) recoveries                                            0                        (2)
                                                                                -------                 ---------
        Balance at end of periods                                                  $202                 $     140
                                                                                =======                 =========
        Allowance for loan losses as a percentage of
               loans at end of period                                             1.12%                     1.24%
                                                                                =======                 =========

                                   (Continued)

                         CLARKSTON FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 June 30, 2000 (unaudited) and December 31, 1999


NOTE 6 - PREMISES AND EQUIPMENT - NET

Premises and equipment are as follows (dollars in thousands):

                                                                                      Accumulated      Carrying
                                                                         Cost        Depreciation        Value
                                                                         ----        ------------       -------
June 30, 2000 (unaudited)
       Building and improvements                                         $    97       $     8         $     89
       Furniture and equipment                                               340           118              222
                                                                         -------       -------         --------
                                                                         $   437       $   126         $    311
                                                                         =======       =======         ========
December 31, 1999
       Building and improvements                                         $    87       $     5         $     82
       Furniture and equipment                                               332            77              255
                                                                         -------       -------         --------
                                                                         $   419       $    82         $    337
                                                                         =======       =======         ========


NOTE 7 - DEPOSITS

Interest-bearing deposits are summarized as follows (dollars in thousands):

                                                                                 June 30,                 December 31,
                                                                                   2000                       1999
                                                                                ---------                 ------------
Demand deposit accounts                                                           $ 7,014                 $  5,787
Money market accounts                                                               1,962                    1,908
Savings accounts                                                                    6,624                    6,170
Certificates of Deposit                                                            18,111                   11,406
                                                                                 --------                 --------
                                                                                 $ 33,711                 $ 25,271
                                                                                 ========                 ========

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

Financial Condition

     Total assets of the Company increased by $8.5 million or 25.5% to $41.8 million at June 30, 2000, from $33.3 million at December 31, 1999. The increase in assets is primarily attributable to the Bank continuing to attract customer deposits. The Company anticipates that the Bank's assets will continue to increase during 2000, which will be the Bank's second full year of operations.

     Cash and cash equivalents, which include federal funds sold and short-term investments, decreased $0.7 million or 29.4% to $1.7 million at June 30, 2000, from $2.5 million at December 31, 1999. The decrease is the result of the increase in the loan portfolios since December 31, 1999.

     Securities increased $2.6 million or 13.8% to $21.5 million at June 30, 2000 from $18.9 million at December 31, 1999. The increase is the result of increased deposits.

     The   allowance  for  loan  losses  as  of  June  30,  2000  was  $202,000, representing approximately 1.12% of total loans outstanding, compared to $140,000 December 31, 1999.

Results of Operations

     The net profit for the six months ended June 30, 2000 was $71,000. As of December 31, 1999, the Company had an accumulated deficit of $753,000 and as of June 30, 2000, the accumulated deficit was $682,000. The accumulated deficit is primarily the result of opening the Bank's main office and its one branch, wages paid to employees, fees and expenses incurred in forming the Company and applying for regulator approvals. The Company expects to remain profitable for the remainder of the year.

     Interest income was $1,303,000 for the six months ended June 30, 2000, consisting of interest income on federal funds of $51,000, securities of $624,000 and lending activities of $628,000. Interest expense was $592,000 for the six months ended June 30, 2000 and relates to interest incurred on interest bearing deposits.

     The Company had an allowance for loan loss of approximately 1.12% of total loans at June 30, 2000. The provision for loan loss for the six months ended June 30, 2000 was $62,000. This amount is still expected to grow during 2000, but not at the same rate as in 1999, due to increases in the loan portfolio. Management believes the current rate of providing for the loan loss reserve is adequate.

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

     Other income of $92,000 for the six months ended June 30, 2000 consisted of income from deposit service charges and other miscellaneous fees.

     The main components of other expenses were primarily salaries and benefits. Other expenses for the six months ended June 30, 2000 was $350,000 consisting primarily of occupancy and equipment expenses, legal and accounting fees, marketing expenses, insurance and supplies.

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

None.


Item 3.   Defaults Upon Senior Securities.

None.


Item 4.   Submission of Matters to a Vote of Securities Holders

      (a) The annual meeting of shareholders of the Corporation was held on May 20, 2000 ("Annual Meeting")

      (b) The following directors were elected at the Annual Meeting for terms expiring in 2003: Charles L. Fortinberry, Bruce H. McIntyre, and Robert A. Olsen. Other directors whose terms continued after the meeting are as follows: Edwin L. Adler, David T. Harrison, and John H. Welker, whose terms expire in 2001, and Louis D. Beer and William J. Clark, whose terms expire in 2002.

      (c) At the Annual Meeting, three directors were elected for terms expiring in 2003.

          Director Nominee:               For:         Withheld:        Abstain:
          Charles L. Fortinberry        824,955         14,050             0
          Bruce H. McIntyre             824,955         14,050             0
          Robert A. Olsen               824,955         14,050             0


Item 5.   Other Information.

None.


Item 6.   Exhibits and Reports on Form 8-K.

       (a)    Exhibits -

              27  Financial Data Schedule
                  (EDGAR version only)

       (b)    Reports on Form 8-K - None.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000, to be signed on its behalf by the undersigned, thereunto duly authorized.



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


DATE:    August 14, 2000