Form 10QSB
period 2000-09-30
CLARKSTON FINANCIAL CORP
filed 2000-11-13
CIK 1068366

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                   FORM 10-QSB


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 931,600 shares of the Company's Common Stock (no par value) were outstanding as of September 30, 2000.

Transitional Small Business Disclosure Format (check one):  Yes_____  No__X__

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

Part I   Financial Information (unaudited)

                         CLARKSTON FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
              September 30, 2000 (unaudited) and December 31, 1999
                  (dollars in thousands, except per share data)

                                                                                September 30,            December 31,
                                                                                    2000                    1999
                                                                               ---------------           ---------
                                                                                 (Unaudited)
ASSETS
Cash and Cash Equivalents
       Total cash and due from banks                                             $     1,278             $       867
        Federal funds sold                                                             1,500                   1,600
                                                                                 -----------             -----------
            Total Cash and Cash Equivalents                                            2,778                   2,467

Securities Held to Maturity                                                           18,268                   9,604
Securities Available for Sale, at fair value                                           8,659                   9,294

Loans, less Loan Loss Reserve
       Total loans                                                                    21,450                  11,263
       Allowance for loan losses                                                         234                     140
                                                                                 -----------             -----------
       Net Loans                                                                      21,216                  11,123

Net Property and Equipment                                                               303                     337
Accrued interest receivable                                                              300                     256
Deposit premium and conversion costs,
       net of amortization                                                               156                     173
Other Assets                                                                               8                      12
                                                                                 -----------             -----------
            Total Assets                                                         $    51,688             $    33,266
                                                                                 ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
       Noninterest-bearing                                                             3,588                   2,676
       Interest-bearing                                                               39,799                  22,595
                                                                                 -----------             -----------
            Total deposits                                                            43,387                  25,271
       Accrued Expenses and Other Liabilities                                            264                     158

Shareholders' Equity
       Common stock, no par value: 10,000,000
             Shares authorized; 931,600 and 951,600 shares
             issued and outstanding as of September 30, 2000
             and December 31, 1999                                                     4,306                   4,306
       Capital surplus                                                                 4,306                   4,306
       Accumulated deficit                                                              (570)                   (753)
       Accumulated other comprehensive income (loss)                                      (5)                    (22)
                                                                                 -----------             -----------
             Total Shareholder Equity                                                  8,037                   7,837
                                                                                 -----------             -----------

              Total Liabilities and Shareholders' Equity                         $    51,688             $    33,266
                                                                                 ===========             ===========

           See accompanying notes to consolidated financial statements

                         CLARKSTON FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
  Three and Nine Month Periods Ended September 30, 2000 and September 30, 1999
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                        Three Months       Three Months       Nine Months       Nine Months
                                                            Ended              Ended             Ended             Ended
                                                        September 30,      September 30,      September 30,     September 30,
                                                            2000               1999               2000              1999
                                                        -------------      ------------       ------------      -------------
Interest Income
       Loans                                            $     438          $      121         $    1,066        $     187
       Securities                                             417                 194              1,041              373
       Federal Funds sold                                      35                  22                 86              125
                                                        ---------          ----------         ----------        ---------
            Total interest income                             890                 337              2,193              685

Interest Expense
       Deposits                                               475                 124              1,066              220
       Other                                                    0                   0                  0                0
                                                        ---------          ----------         ----------        ---------
            Total interest expense                            475                 124              1,066              220

Net Interest Income                                           415                 213              1,127              465

Provision  for loan losses                                     36                  27                 98               97
                                                        ---------          ----------         ----------        ---------

Net interest income after provision for loan losses           379                 186              1,029              368

Noninterest income                                             84                  21                176               38

Noninterest expense
       Salaries and benefits                                  159                 151                479              409
       Occupancy expense of premises                           31                  33                 94               75
       Furniture and equipment expense                         22                  33                 65               72
       Computer and data processing expenses                   61                  43                126              118
       Advertising and public relations                        30                  33                 95               98
       Professional fees                                       24                  25                 72               84
      Amortization of deposit premium
         and conversion cost                                    6                   4                 17                4
       Other expense                                           19                  10                 74               45
                                                        ---------          ----------         ----------        ---------
            Total noninterest expense                         352                 332              1,022              905
                                                        ---------          ----------         ----------        ---------

Profit (Loss) before federal income tax                       111                (125)               183             (499)

Federal income tax                                              0                   0                  0                0
                                                        ---------          ----------         ----------        ---------

Net profit (loss)                                       $     111          $     (125)        $      183        $    (499)
                                                        =========          ==========         ==========        =========

Basic and diluted profit (loss) per share               $     .12          $    (0.13)        $      .20        $   (0.53)
                                                        =========          ==========         ==========        =========

          See accompanying notes to consolidated financial statements.

                         CLARKSTON FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
  Three and Nine Month Periods Ended September 30, 2000 and September 30, 1999
                             (dollars in thousands)
                                   (Unaudited)

                                                           Three Months     Three Months     Nine Months       Nine Months
                                                              Ended            Ended            Ended             Ended
                                                           September 30,    September 30,    September 30,     September 30,
                                                               2000             1999             2000              1999
                                                           -------------    -------------    -------------     ------------
Net Profit (Loss) as Reported                              $     111        $    (125)       $     183         $    (499)

Other Comprehensive Income, Net of Tax:

       Change in unrealized gain on securities
           available for sale                                     (5)             (76)              17               (88)
                                                           ---------        ---------        ---------         ---------
Comprehensive Profit (Loss)                                $     106        $    (201)       $     200         $    (587)
                                                           =========        =========        =========         =========



          See accompanying notes to consolidated financial statements.

                         CLARKSTON FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      Nine months ended September 30, 2000
                             (dollars in thousands)
                                   (Unaudited)

                                                                                                 Accumulated
                                                                                                    Other              Total
                                                     Common       Capital      Accumulated       Comprehensive      Shareholders'
                                                     Stock        Surplus        Deficit            Income             Equity
                                                    -------       -------      -----------       -------------      -------------
Balance December 31, 1999                           $  4,306      $ 4,306      $   (753)          $    (22)          $  7,837

Net income for six months
Ended September 30, 2000 (unaudited)                                                183                                   183

Increase  in  fair  market  value  of  securities
available for sale                                         0            0             0                 17                 17
                                                    --------      -------      --------           --------           --------
Balance September 30, 2000                          $  4,306      $ 4,306      $   (570)          $     (5)          $  8,037
                                                    ========      =======      ========           ========           ========

          See accompanying notes to consolidated financial statements.

                         CLARKSTON FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
       Nine Month Periods Ended September 30, 2000, and September 30, 1999
                             (dollars in thousands)
                                   (unaudited)

                                                                           Nine Months                   Nine Months
                                                                              Ended                         Ended
                                                                           September 30,                 September 30,
                                                                               2000                         1999
                                                                           -------------                 -----------
Net Cash Provided by (used in) Operating Activities:
       Net cash provided by (used in) operating activities                 $       441                   $     (546)

Cash Flows from Investing Activities:
       Net increase in loans                                                   (10,191)                      (7,699)
       Net increase in securities                                               (8,022)                     (14,228)
       Deposit premium and conversion cost                                           0                         (182)
       Equipment expenditures                                                      (33)                        (126)
                                                                           -----------                   ----------
       Net cash used in investing activities                                   (18,246)                     (22,235)

Cash Flows from Financing Activities:
       Increase in deposits                                                     18,116                       16,276
       Repurchase of 14,400 shares of common stock                                   0                         (112)
                                                                           -----------                   -----------
       Net cash provided by financing activities                                18,116                       16,164

Net increase (decrease) in cash and cash equivalents                               311                       (6,617)
Cash and cash equivalents at beginning of year                                   2,467                        8,442
                                                                          ------------                   ----------

Cash and cash equivalents at September 30, 2000 and 1999                  $      2,778                   $    1,825
                                                                          ============                   ==========

          See accompanying notes to consolidated financial statements.

                         CLARKSTON FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              September 30, 2000 (unaudited) and December 31, 1999



NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles Ifor interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Proxy Statement dated March 20, 2000 containing audited financial statements for the period from May 18, 1998 (date of inception), through December 31, 1999.

NOTE 2 - COMPUTATION OF EARNINGS PER SHARE

     Basic earnings (loss) per share is based on net income (loss) divided by the weighted average number of shares outstanding during the period.


NOTE 3 - PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Clarkston Financial Corporation (the "Company"), and its wholly-owned subsidiary, Clarkston State Bank (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

                         CLARKSTON FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              September 30, 2000 (unaudited) and December 31, 1999

NOTE 4 - SECURITIES

The amortized cost and fair values of securities were as follows (dollars in thousands):

Available for Sale

                                                                      Gross               Gross           Estimated
                                                    Amortized       Unrealized         Unrealized           Market
                                                       Cost           Gains              Losses             Value
                                                     -------         --------          ----------         ---------
  September 30, 2000 (Unaudited)
         Taxable variable rate demand
             Municipal revenue bonds,
             Short term corporate
             Commercial paper, and bonds
             of government agencies                  $ 8,664        $       0          $      (5)         $ 8,659
                                                     =======        ==========         =========          =======
Held to Maturity

  September 30, 2000 (Unaudited)
         Taxable variable rate demand
             Municipal revenue bonds,
             Short term corporate
             Commercial paper, and bonds
             of government agencies                 $ 18,268        $       0          $     (71)        $ 18,197
                                                    ========        =========          =========         ========

Contractual maturities of debt securities at September 30, 2000, were as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                               Available-for-Sale Securities
                                                               -----------------------------
                                                                                   Estimated
                                                               Amortized            Market
                                                                  Cost               Value
                                                               ----------          -------
                                                                   (dollars in thousands)

      Due from 2000 to 2001                                     $7,269             $7,277
      Due from 2001 to 2002                                      1,305              1,292
      Due from 2002 to 2022                                         90                 90
                                                                ------             ------
                                                                $8,664             $8,659
                                                                ======             ======

                                                                      Held-To-Maturity
                                                                ----------------------------
                                                                                  Estimated
                                                               Amortized            Market
                                                                 Cost               Value

      Due from 2000-2003                                        $4,540             $4,505
      Due from 2004-2006                                         6,731              6,676
      Due from 2006-2028                                         6,997              7,016
                                                               -------           --------
                                                               $18,268           $ 18,197
                                                               =======           ========

                                   (Continued)

                         CLARKSTON FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              September 30, 2000 (unaudited) and December 31, 1999


NOTE 5 - LOANS

Loans are as follows (dollars in thousands):

                                                                               September 30               December 31,
                                                                                    2000                      1999
                                                                             ------------------           -----------
                                                                                (Unaudited)
        Commercial                                                                 $12,754                  $ 5,936
        Mortgage                                                                     3,596                    2,529
        Consumer                                                                     5,100                    2,798
                                                                                  --------                 --------
                                                                                    21,450                   11,263
        Allowance for loan losses                                                      234                      140
                                                                                  --------                 --------
                                                                                   $21,216                 $ 11,123
                                                                                   =======                 ========

Activity in the allowance for loan losses is as follows (dollars in thousands):

                                                                              Nine months                For the
                                                                                 Ended                  Year Ended
                                                                             September 30              December 31,
                                                                                 2000                      1999
                                                                          ------------------           ----------
                                                                             (Unaudited)
        Balance at beginning of period                                         $ 140                  $       0
               Provision charged to operating expense                             98                        142
        Net loans (charge-offs) recoveries                                        (4)                        (2)
                                                                               -----                  ---------

        Balance at end of periods                                              $ 234                  $     140
                                                                               =====                  =========
        Allowance for loan losses as a percentage of
               loans at end of period                                          1.09%                      1.24%
                                                                               =====                  =========

                                   (Continued)

                         CLARKSTON FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              September 30, 2000 (unaudited) and December 31, 1999



NOTE 6 - PREMISES AND EQUIPMENT - NET

Premises and equipment are as follows (dollars in thousands):

                                                                                      Accumulated          Carrying
                                                                         Cost         Depreciation           Value
                                                                         ----         ------------         --------
September 30, 2000 (unaudited)
       Building and improvements                                         $    97       $     11           $     89
       Furniture and equipment                                               355            138                217
                                                                         -------       --------           --------
                                                                         $   452       $    149           $    303
                                                                         =======       ========           ========
December 31, 1999
       Building and improvements                                         $    87      $       5           $     82
       Furniture and equipment                                               332             77                255
                                                                         -------      ---------           --------
                                                                         $   419      $      82           $    337
                                                                         =======      =========           ========

NOTE 7 - DEPOSITS

Interest-bearing deposits are summarized as follows (dollars in thousands):

                                                                              September 30,              December 31,
                                                                                  2000                       1999
                                                                              --------------             -----------
Demand deposit accounts                                                           $ 4,237                 $  3,111
Money market accounts                                                               2,084                    1,908
Savings accounts                                                                    7,694                    6,170
Certificates of Deposit                                                            25,784                   11,406
                                                                                 --------                 --------
                                                                                 $ 39,799                 $ 22,595
                                                                                 ========                 ========

                                   (Continued)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General

     Clarkston Financial Corporation (the "Company") is a Michigan corporation incorporated on May 18, 1998. The Company is the bank holding company for Clarkston State Bank (the "Bank"). The Bank commenced operations on January 4, 1999. The Bank is a Michigan chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation. The Bank provides a full range of commercial and consumer banking services, primarily in Clarkston, Michigan and the surrounding market area primarily located in north Oakland County, Michigan. The Bank also operates a branch office in the Farmer Jack grocery store in Clarkston, Michigan.

Financial Condition

     Total assets of the Company increased by $18.4 million or 55.3% to $51.7 million at September 30, 2000, from $33.3 million at December 31, 1999. The increase in assets is primarily attributable to the Bank continuing to attract customer deposits. The Company anticipates that the Bank's assets will continue to increase during 2000, which will be the Bank's second full year of operations.

     Cash and cash equivalents, which include federal funds sold and short-term investments, increased $0.3 million or 12.0% to $2.8 million at September 30, 2000, from $2.5 million at December 31, 1999. The increase is the result of the increase in the balance of the Bank's Due From Banks account since December 31, 1999.

     Securities increased $8.0 million or 42.3% to $26.9 million at September 30, 2000 from $18.9 million at December 31, 1999. The increase is the result of increased deposits that have been invested in securities.

     Total loans increased by $10.2 million or 90.0% to $21.5 million at September 30, 2000, from $11.3 million at December 31, 1999. Management believes that the total loans will continue to grow, although at a lower percentage rate of increase.

     The allowance for loan losses as of September 30, 2000 was $234,000, representing approximately 1.09% of total loans outstanding, compared to $140,000 December 31, 1999. This increase resulted primarily from the increase in the Bank's total loans.

     As of December 31, 1999, the Company had an accumulated deficit of $753,000 and as of September 30, 2000, the accumulated deficit was $570,000. The accumulated deficit is primarily the result of opening the Bank's main office and its one branch, wages paid to employees, fees and expenses incurred in forming the Company and applying for regulator approvals. Future retained earnings are expected to further reduce and eventually eliminate the accumulated deficit.

Results of Operations

     The Company's net income was $111,000 for the third quarter of 2000 compared to a loss of $125,000 for the third quarter of 1999. The Bank began operations in 1999, and became profitable in the first quarter of 2000.

     Interest income was $890,000 for the three months ended September 30, 2000, an increase of $553,000 from interest income of $337,000 for the three months ended September 30, 1999. Interest expense was $475,000 for the three months ended September 30, 2000, an increase of $351,000 from interest expense of $124,000 for the three months ended September 30, 1999, and relates to interest paid on interest bearing deposits.

     The Company had an allowance for loan losses of approximately 1.09% of total loans at September 30, 2000. The provision for loan loss for the three months ended September 30, 2000 was $36,000. Management believes the current rate of providing for the loan loss reserve is adequate.

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

     Noninterest income was $84,000 for the third quarter of 2000 compared to $21,000 for the third quarter of 1999. This increase was due in part to the fact that noninterest income for the third quarter of 1999 was net of ATM charges paid by the Bank. In the third quarter of 2000, noninterest income was increased by NSF fees of $16,000 and ATM income of $31,000 before the ATM charges paid by the Bank, which are now reflected in noninterest expense as part of computer and data processing expenses.

     Noninterest expense was $352,000 for the third quarter of 2000, a $20,000 (or 6.0%) increase over the third quarter of 1999, with the increase primarily attributable to the increase in computer and data processing expenses.

Liquidity and Capital Resources

     The Company obtained its initial equity capital in an initial public offering of its common stock in November, 1998. The Company's plan of operation for the next twelve months does not contemplate the need to raise additional capital during that period. Management believes that its current capital and liquidity will provide the Company with adequate capital to support its expected level of deposit and loan growth and to otherwise meet its cash and capital requirements for at least the next one to two years.

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

None.


Item 6.       Exhibits and Reports on Form 8-K.

       (a)    Exhibits -

              27  Financial Data Schedule
                  (EDGAR version only)

       (b)    Reports on Form 8-K - None.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000, to be signed on its behalf by the undersigned, thereunto duly authorized.



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


DATE:    November 10, 2000