Form 10KSB
period 2000-12-31
CLARKSTON FINANCIAL CORP
filed 2001-04-02
CIK 1068366

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------


                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

                                                   ---------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Check here if there is no disclosure by delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

The registrant's revenues for 2000 were $3.5 million. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on a per share price of $7.875 as of March 21, 2001, was $5,392,634 (common stock, no par value). As of March 21, 2001, there were outstanding 1,026,012 shares of the Company's common stock (no par value).

Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2001 are incorporated by reference into Part II and Part III of this Report.

                                     PART I

ITEM 1:   Business


The Company

     Clarkston Financial Corporation (the "Company") was incorporated on May 18, 1998 under Michigan law and is a bank holding company owning all of the outstanding common stock of Clarkston State Bank (the "Bank"). The Bank is organized as a Michigan chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank's initial primary service area is Independence Township, which includes the City of Clarkston, and the adjacent township of Waterford, both of which are located in North Oakland County, Michigan. The Bank provides a full range of commercial and consumer banking services for small to medium size businesses as well as individuals. The Bank's lending strategy is to focus on commercial and consumer lending. The Bank offers a broad array of deposit products and may also provide customers with trust services through third-party service providers.

     The Company completed an underwritten initial public offering in November 1998. The Company issued 950,000 shares of common stock in the initial public offering, resulting in net proceeds to the Company of $8.8 million. On December 18, 1998, the Company transferred $8,496,860 to the Bank to capitalize the Bank. The Bank opened for business on January 4, 1999.

     As of December 31, 2000, the Company had total assets of $60.2 million, total deposits of $51.4 million, approximately 3,888 deposit accounts and shareholders' equity of $8.3 million.

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

     Residential Real Estate Loans. From time to time the Bank originates residential mortgage loans which are generally short-term with maturates of five years or less. The Bank's general policy, which is subject to review by management as a result of changing market and economic conditions. On the mortgage the Bank makes directly, the Bank maintains the servicing rights. Requests for long-term fixed rate mortgages are generally referred to an unrelated mortgage company for processing and sale. The Bank also offers equity loans.

     Personal Loans and Credit. The Bank makes personal loans and lines of credit available to consumers for various purposes, such as the purchase of automobiles, boats and other recreational vehicles, home improvements and personal investments. The Bank expects to retain substantially all of such loans.

     Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans and usually involve more credit risk than mortgage loans because of the type and nature of the collateral. While the Bank does not use a formal credit scoring system, the Bank underwrites its loans carefully, with a strong emphasis on the amount of the down payment, credit quality, employment stability and monthly income. These loans are expected generally to be repaid on a monthly repayment schedule with the source of repayment tied to the borrower's periodic income. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and are thus likely to be adversely affected by job loss, illness and personal bankruptcy. In many cases, repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation of the underlying collateral. The Bank believes that the generally higher yields earned on consumer loans help compensate for the increased credit risk associated with such loans and that consumer loans are important to its efforts to serve the credit needs of the communities and customers that it serves.

     Loan Policy. As a routine part of the Bank's business, the Bank makes loans to individuals and businesses located within the Bank's market area. The Bank has adopted a Loan Policy that contains general lending guidelines and is subject to review and revision by the Board of Directors from time to time. The Company seeks to make sound loans, while recognizing that lending money involves a degree of business risk.

     Regulatory and supervisory loan-to-value limits are established by Section 304 of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The Bank's internal limitations follow those limits and in certain cases are more restrictive than those required by the regulators.

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

     Other Services. The Bank may establish relationships with correspondent banks and other independent financial institutions to provide other services requested by its customers, including loan participations where the requested loan amounts exceed the Bank's policies or legal lending limits. The Bank may consider providing additional services in the future, such as personal computer based at-home banking. Management believes that the Bank's personalized service approach benefits from customer visits to the Bank. Management will continue to evaluate the desirability of adding electronic and at-home banking services. Should the Bank choose to do so, the Bank could provide one or more of these services at a future date using a third-party service provider. The Bank started to offer telephone banking service in April 2000.

Competition

     There are many thrift institution, credit union and bank offices located within the Bank's primary market area of North Oakland County, Michigan. The Bank faces competition from thrift institutions, credit unions, and other banks as well as finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds and other providers of financial services. Most of the Bank's competitors have been in business a number of years, have established customer bases, are larger and have higher lending limits than the Bank. The Bank competes for loans principally through its ability to communicate effectively with its customers and understand and meet their needs. Management believes that its personal service philosophy enhances its ability to compete favorably in attracting individuals and small businesses. The Bank actively solicits retail customers and will compete for deposits by offering customers personal attention, professional service, ATM capability, and competitive interest rates.

Environmental Matters

     The Company does not believe that existing  environmental  regulations will
have  any  material  effect  upon  the  capital  expenditures,   earnings,   and
competitive position of the Company.

Employees

     As of December 31, 2000, the Company had 12 full-time and 8 part-time employees. The Company has assembled a staff of experienced, dedicated professionals whose goal is to provide outstanding service. None of the Company's employees are represented by collective bargaining agents.

Selected Statistical Data

     Selected Statistical Data for Clarkston Financial Corporation is presented for 2000 and 1999 in Management's Discussion and Analysis of Financial Condition and Results of Operations. Clarkston State Bank commenced operations on January 4, 1999, and therefore the Guide 3 Statistical Disclosure by Bank Holding companies would not be meaningful for 1998 and is not included.

                           SUPERVISION AND REGULATION

     The following is a summary of certain statutes and regulations affecting the Company and the Bank. This summary is qualified in its entirety by such statutes and regulations. A change in applicable laws or regulations may have a material effect on the Company, the Bank and the business of the Company and the Bank.

General

     Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, the growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the FDIC, the Commissioner of the Michigan Office of Financial and Insurance Services, Department of Financial Institutions ("Commissioner"), the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

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

ITEM 2:  Description of Property.

     The Bank is leasing a building located at 15 South Main Street in downtown Clarkston, Michigan for use as the Bank's main office and the Company's headquarters. This building consists of approximately 3,890 square feet. The building was formerly a branch of a large regional bank and has been a bank branch since 1911. The building has a night deposit box, safe deposit boxes and a complete security system, and has an ATM machine. The Bank believes that this space will be adequate for its present needs. In order to conserve the Bank's capital, eight directors agreed to purchase the building in September, 1998 specifically for the purpose of leasing the property to the Bank. The building is leased on an arms-length basis from an entity owned by eight of the Company's and the Bank's directors. See Item 12 "Certain Relationships and Related Transactions." The lease for the Bank's office has an initial term of five years and the Bank has three renewal options of five years each. The monthly lease payments are $5,000 per month for the first two years and thereafter $5,250 per month. In addition, the Bank is required to make payments for taxes, insurance and other operating expenses.

     The Bank leases space for its branch office in Farmer Jack's grocery store at 6555 Sashabaw Road, Clarkston, Michigan, at a rental rate of $2,750 per month under a lease which runs until July 2002.

     In March 2001 the Company completed the purchase of commercial office space at 6600 Highland Road in the Airport Office Center on M-59 in Waterford Township. A new Clarkston State Bank branch office will occupy this facility.

     The Company believes its facilities are well-maintained and adequately insured.

ITEM 3:  Legal Proceedings.

     As the date hereof, there were no pending legal proceedings.


ITEM 4:  Submission of Matters to a Vote of Security Holders.

     No matters were submitted during the fourth quarter of 2000 to a vote of the Registrant's stockholders.

                                     PART II

ITEM 5:  Market for Common Equity and Related Stockholder Matters.

     The Company's common stock has traded in the over-the-counter market since the completion of the company's initial public offering in November 1998. High and low bid prices, as reported on the OTC Bulletin Board are as follows for the periods indicated:

                                                       High             Low
                                                       ----             ---
         2000
         ----
         First Quarter . . . . . . . . . . . . . . . . $5.00            $4.32
         Second Quarter. . . . . . . . . . . . . . . . $5.00            $4.20
         Third Quarter . . . . . . . . . . . . . . . . $5.91            $4.43
         Fourth Quarter. . . . . . . . . . . . . . . . $7.00            $5.45

         1999
         ----
         First Quarter . . . . . . . . . . . . . . . . $9.09            $6.36
         Second Quarter. . . . . . . . . . . . . . . . $8.64            $6.48
         Third Quarter . . . . . . . . . . . . . . . . $7.50            $5.40
         Fourth Quarter. . . . . . . . . . . . . . . . $6.36            $4.55

     These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Quotations do not include intra-day highs and lows. The prices have been adjusted to reflect a 10% share dividend paid in November 2000. On December 31, 2000, there were approximately 154 owners of record and approximately 675 beneficial owners of the Company's common stock.

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

ITEM 6: Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information set forth in Appendix A, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Registrant's definitive Proxy Statement dated April 2, 2001, is hereby incorporated by reference and is filed as Exhibit 13 to this Form 10-KSB Annual Report.

ITEM 7:  Financial Statements.

     The information set forth in Appendix A, under the caption "Consolidated Financial Statements," of the Registrant's definitive Proxy Statement dated April 2, 2001, is hereby incorporated by reference and is filed as Exhibit 13 to this Form 10-KSB Annual Report.

ITEM 8:  Changes in and Disagreements With Accountants and Financial Disclosure.

     There have been no disagreements with the Company's independent public accountants.

                                    PART III

ITEM 9: Directors, Executive Officers, Promotors and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The information set forth under the caption "Information About Directors" of the Registrant's definitive Proxy Statement dated April 2, 2001, and the information within that section is hereby incorporated by reference. There are no family relationships between or among the directors and executive officers. There are no arrangements or understandings between or among the executive officers pursuant to which any of them was named an officer.

     The Company's common stock is not registered under the Securities Exchange Act of 1934, and therefore the Company's officers and directors are not required to and do not file beneficial ownership reports pursuant to Section 16(a) of the Securities Exchange Act of 1934.


ITEM 10:  Executive Compensation.

     Information relating to compensation of the Registrant's executive officers and directors is contained under the captions "Compensation of Directors" and "Executive Compensation," in the Registrant's definitive Proxy Statement dated April 2, 2001, and the information within those sections is incorporated herein by reference.


ITEM 11:  Security Ownership of Certain Beneficial Owners and Management.

     Information relating to security ownership of certain beneficial owners and management is contained under the captions "Security Ownership of Management," "Voting Securities and Principal Holders Thereof" and "Information About Directors" in the Registrant's definitive Proxy Statement dated April 2, 2001, and the information within those sections is incorporated herein by reference.


ITEM 12:  Certain Relationships and Related Transactions.

     Information relating to certain relationships and related transactions is contained under the caption "Transactions Involving Management" in the Registrant's definitive Proxy Statement dated April 2, 2001, and the information within that section is incorporated herein by reference.

ITEM 13:  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K.

(a)  Financial Statements.

     1.   The following documents are filed as part of Item 7 of this report:

          Report of Independent Auditors
          Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Operations for the year ended
               December 31, 2000 and 1999
          Consolidated Statements of Changes in Stockholders'
               Equity for the year ended December 31, 2000 and 1999 Consolidated Statement of Cash Flows for the year ended
               December 31, 2000 and 1999
          Notes to Consolidated Financial Statements

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 28, 2001.

                            CLARKSTON FINANCIAL CORPORATION



                            /s/ David T. Harrison
                            David T. Harrison
                            Chief Executive Officer and President
                            (Principal Executive Officer and Principal Financial Officer)



                            /s/ Terry R. Wolf
                            Terry R. Wolf
                            (Principal Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2001, by the following persons on behalf of the Registrant and in the capacities indicated. Each director of the Registrant, whose signature appears below, hereby appoints David T. Harrison and Terry R. Wolf, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-KSB.



              Signature


/s/ David T. Harrison                                             March 28, 2001
David T. Harrison, Principal Executive Officer and a Director


/s/ Edwin L. Adler                                                March 28, 2001
Edwin L. Adler, Chairman of the Board and a Director


____________________________________________                      March 28, 2001
Louis D. Beer, Director


/s/ Charles L. Fortinberry                                        March 28, 2001
Charles L. Fortinberry, Director

/s/ William J. Clark                                              March 28, 2001
William J. Clark, Director


___________________________________________                       March 28, 2001
Bruce H. McIntyre, Secretary and a Director


/s/ Robert A. Olsen                                               March 28, 2001
Robert A. Olsen, Director


____________________________________________                      March 28, 2001
John H. Welker, Director

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

13 Appendix A of the Proxy Statement to shareholders for the May 8, 2001 shareholders meeting. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this filing.

21        Subsidiaries of the Registrant

23        Consent  of  Plante  &  Moran,   LLP,   independent   public
          accountants

24 Power of Attorney (included on the signature page on page 16 of the Annual Report on Form 10-KSB)

Exhibit 13

                                   APPENDIX A


Management's Discussion and Analysis of Financial Condition
 and Results of Operations...................................................A-2

Independent Auditors Report.................................................A-14

Consolidated Financial Statements

      Consolidated Balance Sheet............................................A-15

      Consolidated Statement of Operations..................................A-16

      Consolidated Statement of Changes in Shareholders' Equity.............A-17

      Consolidated Statement of Cash Flows..................................A-18

      Notes to Consolidated Financial Statements............................A-19

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

Financial Condition

     Summary. Total assets of the Corporation increased to $60.2 million at December 31, 2000, from $33.3 million at December 31, 1999. The increase in assets is primarily attributable to the Bank continuing to attract customer deposits The year 2000 was the Company's second full year of operations, and the number of deposit accounts increased to approximately 3,888 accounts at December 31, 2000 from 2,695 at December 31, 1999. Management attributes the strong growth in deposits to quality customer service and the desire of customers to deal with a local bank. The Company anticipates that the Bank's assets will continue to increase during 2001, which will be the Bank's third full year of operations. However, management does not believe that the rate of increase will be as rapid as it has been during the first two years of operation.

     Cash and Cash Equivalents. Cash and cash equivalents, which include federal funds sold and short-term investments, increased $0.9 million, or 38% to $3.4 million at December 31, 2000, from $2.5 million at December 31, 1999. The increase was the result of the increase in deposits that did not get transferred to the investment and loan portfolios in the last two weeks of 2000.

     Securities. The Bank classifies as Held to Maturity most securities with a maturity date of two years or more from date of purchase. Securities held to maturity were $21.3 million at December 31, 2000, compared to $9.6 million at December 31, 1999. All other securities are classified as Available for Sale. Securities available for sale were $9.0 million at December 31, 2000, compared to $9.3 million at December 31, 1999. The increase is the result of the investment of customer deposits that have been obtained since December 31, 1999. The securities may be sold to meet the Bank's liquidity needs. The primary objective of the Company's investing activities is to provide for the safety of the principal invested. Secondary considerations include earnings, liquidity and overall exposure to changes in interest rates. Excluding those holdings of the investment portfolio in U.S. Treasury and U.S. Government Agency Securities, there were no investments in securities of any one issuer which exceeded 10% of shareholders' equity.

                                                          Maturing (Dollars in Thousands) For Year Ended December 31, 2000

                                                 Due Within        One to Five       Five to Ten        After Ten
                                                  One Year            Years             Years            Years            Totals
                                                -------------     --------------    --------------  ---------------   --------------

                                        Gross
                               Amor-    Unreal-   Est.              Est.             Est.             Est.             Est.
                               tized    ized     Market   Avg.     Market   Avg.    Market   Avg.    Market   Avg.    Market   Avg.
                               Cost     (Loss)   Value    Yield    Value    Yield   Value    Yield   Value    Yield   Value    Yield
Available for Sale
  U.S.  Government
    Agencies                   $836     ($ 1)                               6.97%                      $ 89   6.99%     $835   6.97%
  Obligations of state and
    Political subdivisions                                          $746
                                975        1     $ 976    6.34%                                                          976   6.34%
  Corporate securities
    Backed by letters of
    Credit                    6,530        0     6,530    6.88%                                                        6,530   6.88%
Corporate                       647        1       150    6.00%      498    7.50%                                        648   7.15%
                               ----      ---     -----    -----   ------    -----                      ----   -----   ------   -----
  Total Available for Sale   $8,988      $ 1    $7,656    6.81%   $1,244    7.18%                      $ 89   6.99%   $8,789   6.95%

Hold To maturity;
   U.S. Government
    Agencies                $21,244     ($24)    $ 406    7.33   $10,118    6.88%   $2,816   7.81%   $7,880   7.36%  $21,220   7.18%
  Corporate                      98       (2)                         96    7.05%                                         96   7.05%
                                         ---     -----    ----   -------    -----   ------   -----   ------   -----  -------   -----
   Total Hold to Maturity   $21,342      (26)    $ 406    7.33   $10,214    6.88%   $2,816   7.81%   $7,880   7.36%  $21,316   7.17%

         Securities Available for Sale Portfolio (in thousands)

                                                                           Year Ended December 31
                                                                         2000                    1999
                                                                         ----                    ----
U. S. Treasury and U.S. Government Agencies..................         $   836                   $1,313
Michigan municipal bonds.....................................             975                    1,198
Corporate....................................................           7,177                    6,805
                                                                      -------                  -------
                                                                       $8,988                  $ 9,316
                                                                      =======                  =======

     The Loan Portfolio. The majority of loans are made to businesses in the form of commercial loans and real estate mortgages. As of December 31, 2000 commercial loans account for approximately 63% of the Bank's total loan portfolio, residential mortgages accounts for 15% of the portfolio, and consumer loans account for 22% of the portfolio.

         Loan Portfolio Composition (in thousands)
                                                                    Year Ended December 31
                                                                    ----------------------
                                                             2000                            1999
                                                             ----                            ----
                                                     Amount            %             Amount            %
Commercial.............................              $16,100          63%           $   5,936         53%
Residential Real Estate................                3,955          15                2,529         22
Consumer...............................                5,707          22                2,798         25
                                                     -------        ----               ------       ----
     Total Loans.......................               25,762         100%              11,263        100%
                                                     -------        =====              ------       =====
Less:
   Allowance for Loan Losses...........                 (379)                            (140)
                                                     -------                          -------
Total Loans Receivable, Net............              $25,383                          $11,123
                                                     =======                          =======

     Maturities and Sensitivities of Loans to Changes in Interest Rates (in thousands of dollars)

     The following table shows the amount of total loans outstanding as of December 31, 2000 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

                                                                             Maturing
                                           ---------------------------------------------------------------------
                                                                 After one but
                                           Within one Year     Within five years    After five years       Total
                                           ---------------     -----------------    ----------------       -----
Commercial........................             $7,697               $  7,572            $   831          $16,100
Residential Real Estate...........                328                  2,810                817            3,955
Consumer .........................              1,184                  4,251                272            5,707
                                                -----                -------           --------          -------
      Totals......................             $9,209                 14,633             $1,920           25,762
                                               ------                -------           --------          -------
Allowance for Loan Losses.........                379                                                       (379)
                                                                                                         -------
Total Loans Receivable, Net.......             $8,830                $14,633             $1,920          $25,383
                                               =======               =======             ======          =======

     Below is a schedule of the loan amounts maturing or repricing which are classified according to their sensitivity to changes in interest rates.

                                                                            Interest Sensitivity
                                                             -----------------------------------------------
                                                                         (in thousands of dollars)
                                                              Fixed Rate        Variable Rate         Total
                                                              ----------        -------------         -----
Due within 3 months.................................           $    30             $2,201            $2,231
Due after 3 months within 1 year....................               976              6,002             6,978
Due after one but within five years.................            11,068              3,565            14,633
Due after five years................................             1,920                  0             1,920
                                                               -------            -------           -------
Total...............................................           $13,994            $11,768           $25,762
Allowance for Loan Losses...........................                                                    379
                                                                                                    -------
Total Loans Receivable, Net.........................                                                $25,383
                                                                                                    =======

     Nonperforming Assets. There are no nonperforming loans as of December 31, 2000. Management believes that the allowance for loan losses is adequate for the lending portfolio. Loan performance is reviewed regularly by external loan review specialists, loan officers, and senior management. When reasonable doubt exists concerning collectibility of interest or principal, the loan will be placed in nonaccrual status. Any interest previously accrued but not collected at that time will be reversed and charged against current earnings. As of December 31, 2000 there were no other material interest bearing assets which required classification. Management is not aware of any recommendations by regulatory agencies, which, if implemented, would have a material impact on the Corporation's liquidity, capital or operations.

Loan Loss Experience (in thousands)

     The following is a summary of loan balances at the end of the period and their daily average balances, changes in the allowance for possible loan losses arising from loans charged off and recoveries on loans previously charged off, and additions to the allowance which have been expensed.

                                                                                December 31         December 31
                                                                                   2000                1999
                                                                                   ----                ----
Loans:
   Average daily balance of loans for the year.......................           $ 18,040            $   4,707
   Amount of loans outstanding at end of period......................             25,762               11,263

Allowance for loan losses:
   Balance at beginning of year......................................                140                    0
   Additions to allowances charged to operations.....................                243                  142
   Net charge offs...................................................                  4                    2
                                                                                --------            ---------
        Balance at end of year.......................................           $    379            $     140
                                                                                ========            =========
Ratios:
   Net charge offs to loans outstanding at year-end..................               .02%                 .02%
   Allowance for loan losses to loans outstanding at year end........              1.47%                1.24%

Allocation of the Allowance for Loan Losses

     The allowance for loan losses as of December 31, 2000, was $379,000 representing approximately 1.47% of gross loans outstanding and at December 31, 1999, was $140,000 representing approximately 1.24% of gross loans outstanding. The Bank has not experienced any material credit losses in the two years of operations ended December 31, 2000. The allowance for loan losses is maintained at a level management feels is adequate to absorb losses inherent in the loan portfolio. Management prepares an evaluation which is based upon a continuous review of the Bank's loan portfolio, the Bank's and industry's historical loan loss experience, known and inherent risks included in the loan portfolio, composition of loans, growth of the portfolio and current economic conditions. The allowance for loan losses is analyzed quarterly by management. In so doing, management assigns a portion of the allowance to the entire portfolio by loan type and to specific credits that have been identified as problem loans and reviews past loss experience. The local economy and particular concentrations are considered, as well as a number of other factors.

                                                                   Year Ended December 31
                                                                   ----------------------
                                                            2000                            1999
                                                 ---------------------------       -------------------------
                                                                  % of each                        % of each
                                                                   Category                        category
                                                 Allowance          to total       Allowance       to total
                                                  Amount            loans           Amount          loans
                                                 ---------        ----------       ---------      ---------
Commercial...................................      $237              .92%            $74              .66%
Real estate mortgages........................        58              .22              32              .28
Consumer.....................................        84              .33              34              .30
Unallocated..................................         0                0               0                0
                                                    ---             ----            ----            -----
     Total...................................       379             1.47%           $140             1.24%
                                                   ====             =====           ====            ======

     The above allocations are not intended to imply limitations on usage of the allowance. The entire allowance is available for any future loans without regard to loan type.

     Deposits. Deposits are gathered from the communities the Bank serves. Deposits increased $26.1 million or 103% to $51.4 million at December 31, 2000,compared to $25.3 million at December 31, 1999. This was primarily as a result of deposits being obtained from new customers of the Bank.

Average Daily Deposits (in thousands)

     The following table sets forth the average deposit balances and the weighted average rates paid thereon.

                                              Average for the Year            Average for the Year
                                              --------------------            --------------------
                                                    2000                            1999
                                                    ----                            ----
                                             Amount     Average Rate         Amount     Average Rate
                                             ------     ------------         ------     ------------
Noninterest bearing demand...........      $   5,150          0%            $  1,320         0%
MMDA/Savings.........................         10,371       4.04%               5,940      3.16%
Time.................................         19,910       6.24%               4,513      5.43%
                                           ---------       -----            --------      -----
   Total Deposits....................        $35,431       4.69%             $11,773      3.67%

Maturity Distribution of Time Deposits of $100,000 Or More

     The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of December 31, 2000 and December 31, 1999:

                                                               Year Ended               Year Ended
                                                           December 31, 2000        December 31, 1999
                                                                 Amount                   Amount
                                                                 ------                   ------
       Three months or less........................             $  8,617                  $1,153
       Over 3 months through 1 year................               19,633                   2,484
       Over 1 year.................................                5,631                     202
                                                                --------                  ------
                                                                 $33,881                  $3,839
                                                                ========                  ======

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

     Premises and Equipment. Bank premises and equipment were $437,000 at December 31, 2000 and $337,000 at December 31, 1999.

     Accumulated Deficit. As of December 31, 2000, the Company had an accumulated deficit of $335,000. The accumulated deficit is primarily the result of losses incurred in starting the bank and in the first two years of operations. The Company had net income of $418,000 in 2000 and accumulated deficit of $753,000 as of December 31, 1999 of operations, including the impact of provisions for loan losses which totaled $243,000 in 2000 and $142,000 in 1999.

                              Results of Operations

     Summary of Results. The Company earned a net profit of $418,000 in 2000, which was the Company's second full year of operations. The Company incurred a net loss of $604,000 in 1999, the Company's first full year of operations. The retained deficit and 1999 net losses are primarily the result of costs of opening the Bank's office, wages paid to employees, and fees and expenses incurred in forming the Company and applying for regulatory approvals. Significant ongoing additions to loan loss reserves also contributed to net losses in 1999 as the Bank increased its loan portfolio. Management believes that the expenditures made in 1998 and 1999 have created the infrastructure and laid the foundation for future growth and profitability in subsequent years.

Performance Ratios (in thousands, except per share data).

                                                                              Year Ended December 31
                                                                              ----------------------
                                                                           2000                    1999
                                                                           ----                    ----
Net Profit (loss)                                                           $418                  $(604)
  Weighted average number of shares outstanding                              943                     941
  Basic Profit (loss) per share                                            $ .44                  $(.64)

Earnings (Loss) ratios:
  Return on average assets.........................                        1.01%                  (3.03%)
  Return on average equity.........................                        5.36%                  (7.60%)
  Average equity to average assets.................                       18.10%                  39.90%
  Dividend payout ratio............................                            0                      0

     Net Interest Income. The following schedule presents the average daily balances, interest income and interest expense and average rates earned and paid for the Corporation's major categories of assets, liabilities, and stockholders' equity for the periods indicated:

                                                               2000                                   1999
                                                 -----------------------------------    ---------------------------------
                                                 Average                                Average
                                                 Balance      Interest    Yield/Cost    Balance    Interest    Yield/Cost
Assets:
   Short term investments                          2,017         126        6.25%         3,028        168        5.23%
Securities:
   Taxable                                        21,823       1,525        7.00%        10,297        575        5.58%
   Tax-exempt                                        290          21        7.15%           633         37        5.85%
   Loans                                          18,040       1,635        9.17%         4,707        401        8.52%
   Total earning assets/total interest income     42,170       3,307        7.84%        18,665      1,181        6.26%
   Cash and due from banks                         1,083                                    601
   Unrealized Gain (Loss)                            (14)                                   (22)
   All other assets                                  780                                    563
   Allowance for loan loss                          (208)                                   (60)
                                                 -------      ------        -----       -------     ------       ------
      Total assets                                43,811       3,307        7.55%        19,950      1,181        5.92%
Liabilities and Stockholders' Equity
Interest bearing deposits:
   MMDA,  Savings/NOW accounts                    10,371         419        4.04%         5,940        187        3.15%
   Time                                           19,910       1,242        6.24%         4,513        245        5.43%
   Fed Funds Purchased
   Other Borrowed Money
   Total interest bearing
    liabilities/total interest expense            30,281       1,661        5.49%        10,453        432        4.13%
   Noninterest bearing deposits                    5,150                                  1,320
      All other liabilities                          430                                    257
Stockholders' Equity:
   Unrealized Holding Gain (Loss)                      0                                    (34)
   Common Stock, Surplus, Retained
    Earnings                                       7,950                                  7,954
   Total liabilities and stockholders' equity     43,811       1,661        3.79%        19,950        432        2.17%
   Interest spread                                             1,646                                   749
   Net interest income -FTE                                    1,646                                   749
   Net Interest Margin as a Percentage of
     Average Earning Assets-FTE                   42,170       1,646        3.90%        18,846        749        3.97%

     Rate/Volume Analysis of Net Interest Income. The following schedule presents the dollar amount of changes in interest income and interest expense for major components of earning assets and interest-bearing liabilities, distinguishing between changes related to outstanding balances and changes due to interest rates.

Years Ended December 31,                             2000 vs 1999
------------------------           ---------------------------------------------
(in thousands)                               Increase (Decrease) Due to


Interest Income                      Volume       Rate          Mix       Total
---------------                      ------       ----          ---       -----
Taxable Securities                   $   643      $146         $161      $   950
Tax-Exempt  Securities                   (20)        8           (4)         (16)
Loans                                  1,136        31           67        1,214
Short Term  Investments                  (53)       31          (20)         (42)
                                      ------     -----       ------      -------

Total Interest Income                  1,706       216          204        2,126
                                      ------     -----       ------      -------
Interest Expenses
NOWs, MMDAs and Savings                 $140     $  53         $ 39       $  232
Time Deposits and IRAs                   836        37          124          997
Fed Funds Borrowed                         0         0            0            0
Other   Borrowings                         0         0            0            0
                                       -----     -----        -----       ------
Total Interest Expense                   976        90          163        1,229
                                       -----     -----        -----       ------
Net Interest Income                    $ 730     $ 126        $  41       $  897
                                       =====     =====        =====       ======

Composition of Average Earning Assets and Interest Paying Liabilities

                                                                    Year Ended                    Year Ended
                                                                December 31, 2000             December 31, 1999
As a percent of average earning assets
  Loans.............................................           $ 18,040          42.8%        $ 4,707         25.0%
  Other earning assets..............................             24,130          57.2%         14,138         75.0%
                                                                 ------         ------       --------         -----
     Average earning assets.........................           $ 42,170         100.0%       $ 18,845        100.0%
                                                               ========         ======       ========        ======

As a percent of average interest bearing liabilities
  Savings and DDA accounts..........................             10,371          34.2%         5,940          56.8%
  Time deposits.....................................             19,910          65.8%         4,513          43.2%
  Other borrowings..................................                  0             0%             0             0%
                                                                -------         ------       -------         ------
     Average interest bearing liabilities...........            $30,281         100.0%       $10,453         100.0%
                                                                =======         ======       =======         ======

Earning asset ratio.................................              96.8%                        95.1%

     Allowance for Loan Losses. The Corporation had an allowance for loan losses of approximately 1.47% and 1.24% of total loans at December 31, 2000 and 1999, respectively. The provision for loan losses for the year ended December 31, 2000 and 1999 was $379,000 and $140,000, respectively. This amount was provided as a result of the increase in the total loan portfolio. Management considers it prudent during the first years of operations to provide for loan losses at a level which is consistent with levels maintained by banks with similar loan portfolios.
Management will continue to monitor its loan loss performance and adjust its loan loss reserve to more closely align itself to its own history of loss experience.

     Non-Interest Income. Non-interest income for the year ended December 31, 2000 and 1999 were $266,000 and $45,000, respectively, consisting primarily of service fees on loan and deposit accounts.

     Non-Interest Expense. Non-interest expense for the year ended December 31, 2000, was $1.4 million and December 31, 1999, was $1.3 million. The main components of non-interest expense were salaries and benefits which totaled $658,000 for the year ended December 31, 2000 and $553,000 for the year ended December 31, 1999. Other significant components of non-interest expense consisted of occupancy and equipment expenses, data processing fees, supplies and marketing expenses.

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

         Capital Resources at December 31, 2000 (in thousands)
                                                            Tier 1
                                                           Leverage            Tier 1             Total Risk-Based
                                                            Ratio           Capital Ratio          Capital Ratio
                                                            -----           -------------          -------------
Minimum regulatory requirement for
  Capital adequacy.....................                       4.0%              4.0%                   8.0%
Well capitalized regulatory level......                       5.0%              6.0%                  10.0%
Consolidated...........................                      15.0%             20.3%                  16.3%
Bank...................................                      15.0%             20.3%                  16.3%

The following table shows the dollar amounts by which the Company's capital (on a consolidated basis) exceeds current regulatory requirements on a dollar amount basis:

                                                                                                          Total
                                                                   Tier 1             Tier 1           Risk-Based
                                                                  Leverage            Capital            Capital
                                                                             (in thousands of dollars)
Capital balances at December 31, 2000
   Required regulatory capital.........................            $2,409             $2,409             $4,818
   Capital in excess of regulatory minimums............             5,716              5,716              3,686
                                                                   ------              -----              -----
Actual capital balances................................            $8,125             $8,125             $8,504
                                                                   ======             ======             ======

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

Asset/Liability Gap Position For the Year Ended December 31, 2000  (in thousands)

                                                  1 to 3          4 to 12          1 to 5        Over 5
                                                   Month           Months          Years          Years        Total
                                                   -----           ------          -----          -----        -----
Interest-Earning Assets
   Federal Funds sold                              $ 2,550           $   0         $     0      $     0       $ 2,550
   Investment securities                             8,989             405          10,249       10,662        30,305
   Loans - by maturity                               9,303           1,987          14,472            0        25,762
                                                   -------          ------         -------      -------       -------
   Total interest-earning assets                    20,842           2,392          24,721       10,662        58,617

Interest Bearing Liabilities
   DDA and Money Market                              1,940           3,056           6,173          588        11,757
   Savings accounts                                    348             870           4,348          231         5,797
   Certificates of deposit                           8,616          19,633           5,631            0        33,880
                                                   -------          ------          ------         ----        ------
   Total interest-bearing Liabilities               10,904          23,559          16,152          819        51,434

   Rate sensitivity gap and ratios:
      Gap for period                                 9,938         (21,167)          8,569        9,843         7,183
      Cumulative gap                                 9,938         (11,229)         (2,660)       7,183         7,183
   Percentage of cumulative gap
      to total assets                               16.50%         (18.65%)         (4.42%)      11.93%        11.93%

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

                          Independent Auditor's Report



To the Board of Directors and Stockholders
Clarkston Financial Corporation and Subsidiary


We have audited the accompanying consolidated balance sheet of Clarkston Financial Corporation and subsidiary as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clarkston Financial Corporation and subsidiary as of December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                   /s/ Plante & Moran, LLP


Auburn Hills, Michigan
January 29, 2001

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                                      Consolidated Balance Sheet
                                                                  (000s omitted)

                                                                             December 31
                                                                        ---------------------
                                                                          2000         1999
                                                                        --------     --------
                                                         Assets
       Cash and cash equivalents:
         Cash and due from banks                                            $862         $867
         Federal funds sold                                                2,550        1,600
                                                                        --------     --------
                Total cash and cash equivalents                            3,412        2,467

       Securities held to maturity (Note 2)                               21,342        9,604
       Securities available for sale (Note 2)                              8,989        9,294

       Loans (Note 3)                                                     25,762       11,263
       Allowance for possible loan losses (Note 4)                          (379)        (140)
                                                                        --------     --------
                Net loans                                                 25,383       11,123

       Bank premises and equipment (Note 5)                                  282          337
       Interest receivable                                                   457          256
       Deferred tax asset                                                    190            -
       Other assets                                                          165          185
                                                                        --------     --------
                Total assets                                             $60,220      $33,266
                                                                        ========     ========
                                 Liabilities and Stockholders' Equity

       Liabilities
         Deposits:
           Noninterest-bearing demand deposits                            $6,598       $2,671
           Interest-bearing (Note 6)                                      44,810       22,595
                                                                        --------     --------
                Total deposits                                            51,408       25,266

         Interest payable and other liabilities                              534          163
                                                                        --------     --------
                Total liabilities                                         51,942       25,429

       Stockholders' Equity
         Common stock - No par value:
           Authorized - 10,000,000 shares
           Issued and outstanding - 1,026,012 shares at December 31, 2000
             and 1999                                                      4,306        4,306
         Paid-in capital                                                   4,306        4,306
         Accumulated deficit                                                (335)        (753)
         Accumulated other comprehensive income (loss)                         1          (22)
                                                                        --------     --------
                Total stockholders' equity                                 8,278        7,837
                                                                        --------     --------
                Total liabilities and stockholders' equity               $60,220      $33,266
                                                                        ========     ========

See Notes to Consolidated Financial Statements.

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                            Consolidated Statement of Operations
                                           (000s omitted, except per share data)

                                                                        Year Ended December 31
                                                                        ----------------------
                                                                          2000         1999
                                                                        --------     --------
         Interest Income
           Interest and fees on loans                                     $1,652         $401
           Interest on investment securities:
             Taxable securities                                            1,472          575
             Tax-exempt securities                                            73           37
           Interest on federal funds sold                                    126          168
                                                                        --------     --------
                Total interest income                                      3,323        1,181

         Interest Expense - Deposits                                       1,661          432
                                                                        --------     --------
         Net Interest Income                                               1,662          749

         Provision for Possible Loan Losses (Note 4)                         243          142
                                                                        --------     --------
         Net Interest Income After Provision for Possible Loan Losses      1,419          607

         Other Operating Income (Loss)
           Service fees on loan and deposit accounts                         227           81
           Loss on sale of securities                                         (9)         (48)
           Other                                                               7           12
                                                                        --------     --------
                Total other operating income                                 225           45

         Other Operating Expenses
           Salaries and employee benefits                                    658          553
           Occupancy                                                         271          219
           Advertising                                                       124          127
           Outside processing                                                100           98
           Professional fees                                                  99           72
           Supplies                                                           27           35
           Other                                                             137          152
                                                                        --------     --------
                Total other operating expenses                             1,416        1,256

         Income (Loss) - Before income taxes                                 228         (604)

         Income Taxes (Benefit) (Note 7)                                    (190)           -
                                                                        --------     --------
         Net Income (Loss)                                                  $418        $(604)
                                                                        ========     ========
         Basic and Fully Diluted Income (Loss) per
         Share of Common Stock
         (Note 14)                                                         $0.41       $(0.58)
                                                                        ========     ========

See Notes to Consolidated Financial Statements.

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                       Consolidated Statement of Changes in Stockholders' Equity
                                           (000s omitted, except per share data)

                                                                                                Accumulated
                                                                                                   Other            Total
                                                       Common        Paid-in     Accumulated    Comprehensive   Stockholders'
                                                       Stock         Capital       Deficit      Income (Loss)      Equity
                                                       -------       -------     ------------   -------------   -------------
         Balance - January 1, 1999                     $ 4,378       $ 4,378       $ (149)        $     -       $ 8,607

         Purchase of outstanding common stock              (72)          (72)           -               -          (144)

         Comprehensive loss:
           Net loss                                          -             -         (604)              -          (604)
           Change in unrealized loss on securities
             available for sale                              -             -            -             (22)          (22)
                                                                                                                 ------
                Net comprehensive loss                                                                             (626)
                                                        ------        ------        -----           -----        ------
         Balance - December 31, 1999                     4,306         4,306         (753)            (22)        7,837

         Comprehensive income:
           Net income                                        -             -          418               -           418
           Stock split (Note 11)                             -             -            -               -             -
           Change in unrealized loss on securities
            available for sale                               -             -            -              23            23
                                                                                                                 ------
                Net comprehensive income                                                                            441
                                                       -------       -------       ------         -------       -------
          Balance - December 31, 2000                  $ 4,306       $ 4,306       $ (335)        $     1       $ 8,278
                                                       =======       =======       ======         =======       =======

Book value per share is $8.07 and $7.64 at December 31, 2000 and 1999, respectively.


See Notes to Consolidated Financial Statements.

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                            Consolidated Statement of Cash Flows
                                                                  (000s omitted)

                                                                       Year Ended December 31
                                                                       ----------------------
                                                                         2000          1999
                                                                       ---------     --------
         Cash Flows from Operating Activities
           Net income (loss)                                                $418        $(604)
           Adjustments to reconcile net income (loss) to net
            cash from operating activities:
           Depreciation and amortization                                     111           91
           Provision for loan losses                                         243          142
           Accretion of securities                                           (29)           -
           Deferred taxes                                                   (190)           -
           Loss on sale of available-for-sale securities                       9           48
           Increase in interest receivable                                  (201)        (256)
           Increase in other assets                                            3         (195)
           Increase in interest payable and  other liabilities               371           37
                                                                        --------     --------
                Net cash provided by (used in) operating activities          735         (737)

         Cash Flows from Investing Activities
           Purchase of securities available for sale                      (8,356)     (18,663)
           Proceeds from sale of available-for-sale securities             8,675        6,742
           Proceeds from maturities of held-to-maturity securities         2,113        2,557
           Purchase of held-to-maturity investment securities            (13,822)      (9,604)
           Premises and equipment expenditures                               (39)        (127)
           Net increase in loans                                         (14,503)     (11,265)
                                                                        --------     --------
                Net cash used in investing activities                    (25,932)     (30,360)

         Cash Flows from Financing Activities
           Net increase in time deposits                                   3,693       11,406
           Net increase in other deposits                                 22,449       13,860
           Purchase of outstanding common stock                                -         (144)
                                                                        --------     --------
                Net cash provided by financing activities                 26,142       25,122

         Net Increase (Decrease) in Cash and Cash Equivalents                945       (5,975)

         Cash and Cash Equivalents - Beginning of year                     2,467        8,442
                                                                        --------     --------
         Cash and Cash Equivalents - End of year                          $3,412       $2,467
                                                                        ========     ========
         Supplemental Disclosure of Cash Flow
          Information - Cash paid for
           Interest                                                       $1,471         $354
           Taxes                                                               -            -

See Notes to Consolidated Financial Statements.

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                      Notes to Consolidated Financial Statements
                                                      December 31, 2000 and 1999



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

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                      Notes to Consolidated Financial Statements
                                                      December 31, 2000 and 1999


Note 1 - Summary of Significant Accounting Policies (Continued)

     Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid interest accrued during the current year is reversed and all other unpaid interest is charged to allowance for possible loan losses. Interest accruals are generally resumed when all delinquent principal and interest have been brought current or the loan becomes both well-secured and in the process of collection.

     Allowance for Possible Loan Losses - The allowance for possible loan losses is maintained at a level considered by management to be adequate to absorb losses inherent in existing loans and loan commitments. The adequacy of the allowance is based on evaluations that take into consideration such factors as prior loss experience, changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific impaired or problem loans and commitments, and current and anticipated economic conditions that may affect the borrower's ability to pay.

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

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                      Notes to Consolidated Financial Statements
                                                      December 31, 2000 and 1999



Note 1 - Summary of Significant Accounting Policies (Continued)

     Intangible Assets - Intangible assets totaling $182,000 consist entirely of deposit intangibles acquired in a branch acquisition completed during 1999. Amortization is calculated on a straight-line basis over the estimated asset life of eight years.

     Earnings per Share - Basic earnings per share are based on the weighted average number of shares outstanding during each period. Fully diluted earnings per share are based on the weighted average shares outstanding, assuming the exercise of the dilutive stock options. All potential dilutive securities have been excluded from the computation in 2000 and 1999 because their effect would be antidilutive.

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

     Other Comprehensive Income - Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, however, such as unrealized gains and losses on available-for-sale securities, are reported as a direct adjustment to the equity section of the balance sheet. Such items, along with net income, are considered components of comprehensive income. At December 31, 2000 and 1999, accumulated other comprehensive income consists solely of unrealized gains (losses) on available-for-sale securities.

     Derivative Instruments and Hedging Activities - Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), was adopted by the Bank effective for the year 2000. SFAS 133 requires all derivative instruments to be recorded on the balance sheet at estimated fair value. Changes in the fair value of derivative instruments are to be recorded each period either

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                      Notes to Consolidated Financial Statements
                                                      December 31, 2000 and 1999


     in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, on the type of hedge transaction. Adoption of SFAS 133 had no effect on the consolidated financial position or results of operations.

     Recent Accounting Pronouncements - In November 2000, the FASB issued Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"). It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. The impact of SFAS 140 as of December 31, 2000 was not material to the consolidated financial statements.

     Reclassifications - Certain prior year amounts have been reclassified to conform to current year presentation.

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                      Notes to Consolidated Financial Statements
                                                      December 31, 2000 and 1999


Note 2 - Securities

     The amortized cost and estimated market value of securities are as follows at December 31, 2000 and 1999 (000s omitted):

                                                                                   2000
                                                            -----------------------------------------------------
                                                                             Gross       Gross
                                                             Amortized     Unrealized  Unrealized     Estimated
                                                                Cost          Gains      Losses      Market Value
                                                            ----------     ----------  ----------    ------------
Held-to-maturity securities:
  U.S. Treasury securities and obligations of
    U.S. government corporations and agencies                 $ 21,244       $   71      $   95      $ 21,220
  Corporate securities                                              98            -           2            96
                                                              --------       ------      ------      --------
                Total                                         $ 21,342       $   71      $   97      $ 21,316
                                                              ========       ======      ======      ========
Available-for-sale securities:
  U.S. Treasury securities and obligations of
    U.S. government corporations and agencies                 $    836       $    2      $    3      $    835
  Obligations of state and political subdivisions                  975            2           1           976
  Corporate securities backed by letters of
    credit                                                       6,530            -           -         6,530
  Corporate securities                                             647            1           -           648
                                                              --------       ------      ------       -------
                Total                                         $  8,988       $    5      $    4       $ 8,989
                                                              ========       ======      ======       =======

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                      Notes to Consolidated Financial Statements
                                                      December 31, 2000 and 1999


Note 2 - Securities (Continued)

                                                                                     1999
                                                             ----------------------------------------------------
                                                                              Gross       Gross
                                                             Amortized      Unrealized   Unrealized    Estimated
                                                                Cost          Gains       Losses     Market Value
                                                              --------      ----------   ----------  ------------
Held-to-maturity securities:
  U.S. Treasury securities and obligations of
    U.S. government corporations and agencies                 $ 9,507        $    -       $   91      $ 9,416
  Corporate securities                                             97             -            3           94
                                                              -------        ------       ------      -------
                Total                                         $ 9,604        $    -       $   94      $ 9,510
                                                              =======        ======       ======      =======
Available-for-sale securities:
  U.S. Treasury securities and obligations of
    U.S. government corporations and agencies                 $ 1,313        $    -       $    2      $ 1,311
  Obligations of state and political subdivisions               1,198             -           10        1,188
  Corporate securities backed by letters of
    credit                                                      6,130             -            -        6,130
  Corporate securities                                            675             -           10          665
                                                              -------        ------       ------      -------
                Total                                         $ 9,316        $    -       $   22      $ 9,294
                                                              =======        ======       ======      =======

     The amortized cost and estimated market value of held-to-maturity securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (000s omitted):

                                                    Held to Maturity              Available for Sale
                                              ---------------------------      -------------------------
                                              Amortized       Estimated        Amortized     Estimated
                                                Cost         Market Value        Cost       Market Value
                                              ----------     ------------      ----------   ------------
Due in one year or less                       $    405         $    406         $ 7,655       $ 7,656
Due in one year through five years              10,247           10,214           1,244         1,244
Due after five years through ten years           2,797            2,816               -             -
Due after ten years                              7,893            7,880              89            89
                                              --------         --------         -------       -------
Total                                         $ 21,342         $ 21,316         $ 8,988       $ 8,989
                                              ========         ========         =======       =======

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                      Notes to Consolidated Financial Statements
                                                      December 31, 2000 and 1999

Note 2 - Securities (Continued)

     Securities having a carrying value of $6,772,000 and $1,060,000 (market value of $6,726,000 and $1,052,000) were pledged at December 31, 2000 and 1999, respectively, to secure public deposits, repurchase agreements and for other purposes required by law.

     Proceeds from the sale of available-for-sale securities were $8,675,000 and $6,742,000 in 2000 and 1999, respectively. Gross gains of $1,000 and $0 and gross losses of $10,000 and $48,000 were recognized on those sales in 2000 and 1999, respectively.

Note 3 - Loans

     Major categories of loans included in the portfolio at December 31, 2000 and 1999 are as follows (000s omitted):

                                           2000            1999
                                        --------         ---------
          Commercial                    $ 16,100          $  5,936
          Residential mortgage             3,955             2,529
          Consumer                         5,707             2,798
                                        --------          --------
          Total                         $ 25,762          $ 11,263
                                        ========          ========

     Certain directors of the Corporation and the Bank, including their associates, were loan customers of the subsidiary bank during 2000 and 1999. Such loans were made in the ordinary course of business and do not involve more than a normal risk of collectibility. The outstanding loan balance for these persons at December 31, 2000 and 1999 totaled $1,308,000 and $1,146,000, respectively. During 2000, $1,041,000 of new loans were made and repayments totaled $879,000. The total unused commitments for these loans totaled $1,146,000 at December 31, 2000.

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                      Notes to Consolidated Financial Statements
                                                      December 31, 2000 and 1999



Note 3 - Loans (Continued)

     Final loan maturities and rate sensitivity of the loan portfolio at December 31, 2000 are as follows (000s omitted):

                                    Within One       One to Five    After Five
                                       Year             Years         Years        Total
                                     -------          --------       -------      --------
Commercial                           $ 7,697          $  7,572       $   831      $ 16,100
Mortgage                                 328             2,810           817         3,955
Consumer                               1,184             4,251           272         5,707
                                     -------          --------       -------      --------
Total                                $ 9,209          $ 14,633       $ 1,920      $ 25,762
                                     =======          ========       =======      ========
Loans at fixed interest rates        $ 1,006          $ 11,068       $ 1,920      $ 13,994
Loans at variable interest rates       8,203             3,565            -         11,768
                                     -------          --------       -------      --------
Total                                $ 9,209          $ 14,633       $ 1,920      $ 25,762
                                     =======          ========       =======      ========

Note 4 - Allowance for Possible Loan Losses

     A summary of the activity in the allowance for possible loan losses (ALL) is as follows (000s omitted):

                                          2000         1999
                                         ------       ------
Balance - Beginning of year              $  140       $    -

Provision charged to operations             243          142
Loan losses                                 (10)          (2)
Loan loss recoveries                          6            -
                                         ------       ------
Balance - End of year                    $  379       $  140
                                         ======       ======
As a percent of total loans               1.47%        1.24%
                                         ======       ======

     The Bank considers all nonaccrual and reduced-rate loans (with the exception of residential mortgages and consumer loans) to be impaired. There are no such loans outstanding as of December 31, 2000.

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                      Notes to Consolidated Financial Statements
                                                      December 31, 2000 and 1999


Note 5 - Bank Premises and Equipment

     The following is a summary of Bank premises and equipment for the years ended December 31, 2000 and 1999 (000s omitted):

                                         2000         1999
                                        -----        -----
Building improvements                   $  69        $  68
Furniture and equipment                   372          351
Additions in process                       17           -
                                        -----        -----
Total Bank premises and equipment         458          419

Less accumulated depreciation             176           82
                                        -----        -----
Net carrying amount                     $ 282        $ 337
                                        =====        =====

Note 6 - Deposits

     The following is a summary of interest-bearing deposit accounts at December 31, 2000 and 1999 (000s omitted):

                                        2000               1999
                                      --------           --------
Interest checking                      $ 1,635            $ 3,111
Savings                                  5,796              6,170
Money market                             3,524              1,908
Time:
 $100,000 and over                      15,480              3,839
 Under $100,000                         18,375              7,567
                                      --------           --------
Total interest-bearing deposits       $ 44,810           $ 22,595
                                      ========           ========

     The remaining maturities of certificates of deposit outstanding at December 31, 2000 are as follows (000s omitted):

                      Under             $100,000
                    $100,000            and Over
                    --------            --------
2001                $ 14,330            $ 14,030
2002                   4,045               1,450
                    --------            --------
Total               $ 18,375            $ 15,480
                    ========            ========

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                      Notes to Consolidated Financial Statements
                                                      December 31, 2000 and 1999


Note 7 - Income Taxes

     The Corporation and the Bank file a consolidated federal income tax return. The Corporation has net operating loss carryforwards totaling approximately $240,000 generated during the period from May 18, 1998 (inception) through December 31, 2000 that are available to reduce future taxable income through the year ending December 31, 2019. Based on the growth of the Bank, management has determined that it is now more likely than not that the benefit of these loss carryforwards will be realized. In 1999, the deferred tax asset generated by loss carryforwards was offset with a valuation allowance.

     Deferred income taxes are provided for the temporary differences between the financial reporting bases and the tax bases of the Corporation's assets and liabilities. The source of such temporary differences consists primarily of net operating loss carryforwards and the nondeductible portion of loan loss reserve.

     The temporary differences that comprise deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows (000s omitted):

                                                                   2000           1999
                                                                 -------        -------
Deferred tax assets:
Bad debts                                                        $   115        $    44
Net operating loss                                                    81            193
Organization and preopening costs                                     24             33
Unrealized loss on securities available for sale                      -               7
                                                                 -------        -------
Total deferred tax assets                                            220            277

Valuation allowance for deferred tax assets                           -            (274)

Deferred tax liabilities:
      Unrealized gain on securities available for sale                (1)            -
Depreciation                                                         (13)            (2)
Accretion on investment securities                                   (16)            (1)
                                                                 -------        -------
Total deferred tax liabilities                                       (30)            (3)
                                                                 -------        -------
Net deferred tax asset                                           $   190        $    -
                                                                 =======        =======

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                      Notes to Consolidated Financial Statements
                                                      December 31, 2000 and 1999

Note  8  - Related Parties

     Operating Lease - The Bank entered into a lease for its main operating facility under a noncancelable lease expiring on October 1, 2003. The facility was leased from an entity owned by certain members of the Board of Directors of the Corporation and the Bank. The lease payment obligation is $5,000 per month through December 1, 2000 and $5,250 per month thereafter. The Bank is responsible for all taxes, utilities and maintenance costs for the facility.

     The annual future minimum lease payments required under the noncancelable operating lease as of December 31, 2000 are as follows:

                         2001                $  63,000
                         2002                   63,000
                         2003                   47,250

Note  9  - Restriction on Dividends or Dividends from Banking Subsidiary

     Unless prior regulatory approval is obtained, banking regulations limit the amount of dividends that the Corporation's banking subsidiary can declare to current year net profits, as defined in the Federal Reserve Act, and retained net profits from prior years. There were no dividends declared or paid by the Bank to the holding company during 2000 or 1999.

Note 10 - Stock-based Compensation

     The Corporation has two stock-based compensation plans. Under the employees' Stock Compensation Plan ("Employee Plan"), the Corporation may grant options to key employees for up to 26,125 shares of common stock. Under the 1998 Founding Directors Stock Option Plan ("Director Plan"), the Corporation may grant options for up to 78,375 shares of common stock. Under both plans, there is a minimum vesting period of between one to three years before the options may be exercised, and all options expire 10 years after the date of their grant. Certain options (contingent options) under both plans vest on an accelerated basis upon the achievement of various future financial and operational goals. All such options vest 9.5 years after the date of grant regardless of achievement of future goals. Under both plans, the exercise price of each option equals the market price of the Corporation's common stock on the date of grant.

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                      Notes to Consolidated Financial Statements
                                                      December 31, 2000 and 1999

Note 10 - Stock-based Compensation (Continued)

     The following table summarizes stock option transactions for both plans and the related average exercise prices for the years ended December 31, 2000 and 1999:

                                                      2000                           1999
                                           ------------------------------  -----------------------------
                                                               Weighted                      Weighted
                                            Number of          Average      Number of        Average
                                             Shares        Exercise Price    Shares       Exercise Price
                                           -----------     --------------  -----------    --------------
Options Outstanding - Beginning of year       64,150        $    9.09        64,150       $    9.09

Options granted - Employee Plan                2,200             5.00            -               -
Options exercised                                 -                -             -               -
Options expired                                   -                -             -               -
                                             -------                       --------
Options Outstanding - End of year             66,350             8.96        64,150            9.09
                                             =======                       ========

     The following table shows summary information about fixed stock options outstanding at December 31, 2000:

                                      Stock Options Outstanding                               Stock Options Exercisable
                   --------------------------------------------------------------------    ------------------------------
                                                       Weighted
                                                        Average             Weighted        Number of        Weighted
                      Range of         Number of       Remaining            Average          Shares           Average
                   Exercise Prices       Shares     Contractual Life     Exercise Price    Exerciseable   Exercise Price
                   ---------------     ---------    ----------------     --------------    ------------   --------------
Contingent         $        9.09        32,076         7.9 years         $     9.09           4,009         $     9.09
Noncontingent        5.00 - 9.09        34,274         7.9 years               8.83          12,830               9.09

     The Corporation has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, but applies the intrinsic value method to account for its plan. The Corporation has estimated fair value of the options granted in 2000 at $2.34 per share, using a "minimum value" concept. The value was calculated using an assumed interest rate of 6.5 percent and estimated life of 5.0 years.

     If the Corporation had elected to recognize compensation costs for the plans based on the fair value of awards at the grant date, net income
     (loss) per share on a pro forma basis would have been as follows (000s omitted, except per share data):

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                      Notes to Consolidated Financial Statements
                                                      December 31, 2000 and 1999

                                                  2000                         1999
                                       ------------------------      ------------------------
                                       As Reported    Pro Forma      As Reported    Pro Forma
                                       -----------    ---------      -----------    ---------
Net income (loss)                      $   418        $   396        $   (604)      $   (635)
Net income (loss) per common
   share - Basic and fully diluted        0.41           0.39           (0.58)         (0.61)

Note 11 - Common Stock

     In October 2000, the Corporation declared an 11 for 10 stock split. The Corporation issued the additional shares of common stock to its stockholders for the purpose of effecting a reduction in the unit price of the shares and obtaining a wider distribution and improved marketability of the shares. The additional shares issued were not intended to be a distribution of earnings. All applicable per share amounts for periods presented have been retroactively adjusted to reflect the transaction.

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                      Notes to Consolidated Financial Statements
                                                      December 31, 2000 and 1999


Note 12 - Financial Instruments

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

                                                 2000                                1999
                                      ---------------------------        ----------------------------
                                      Carrying         Estimated          Carrying         Estimated
                                       Amount          Fair Value          Amount          Fair Value
                                      ---------        ----------        ---------         ---------
Assets
Cash and short-term investments       $   3,412        $   3,412         $   2,467         $   2,467
Securities                               30,331           30,305            18,898            18,804
Loans                                    25,383           25,190            11,123            10,995
Accrued interest receivable                 457              457               256               256

Liabilities
Noninterest-bearing deposits              6,598            6,598             2,671             2,671
Interest-bearing deposits                44,810           44,675            22,595            22,531
Accrued interest payable                    268              268                78                78

     The terms and short-term nature of certain assets and liabilities result in their carrying amount approximating fair value. These include cash and due from banks, interest-bearing deposits in banks, federal funds sold and securities purchased under resale agreements, customers' acceptance liabilities, short-term borrowings, and bank acceptance outstanding. The following methods and assumptions were used by the Bank to estimate the fair values of the remaining classes of financial instruments.

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                      Notes to Consolidated Financial Statements
                                                      December 31, 2000 and 1999

Note 12 - Financial Instruments (Continued)

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

     The fair values of demand deposits, savings accounts, and money market deposits are, by definition, equal to the amount payable on demand. The fair values of fixed rate time deposits are estimated by discounting cash flows using interest rates currently being offered on certificates with similar maturities.

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

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                      Notes to Consolidated Financial Statements
                                                      December 31, 2000 and 1999


Note 12 - Financial Instruments (Continued)

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

     The Bank had loan commitments and standby letters of credit totaling $14,040,000 and $6,294,000 at December 31, 2000 and 1999, respectively, on which loans of $7,568,000 and $2,393,000, respectively, were outstanding at year end and included in the Bank's consolidated balance sheet.

Note 13 - Regulatory Matters

     The Corporation and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.

     Since the Bank is considered a de novo or start-up bank, the minimum total capital ratio for 2000 is 8.0 percent. As of December 31, 2000, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework.

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                      Notes to Consolidated Financial Statements
                                                      December 31, 2000 and 1999


Note 13 - Regulatory Matters (Continued)

     The regulations define well-capitalized levels of total capital, tier 1, and tier 1 leverage as 10.0 percent, 6.0 percent, and 5.0 percent, respectively. There are no conditions or events since that notification that management believes have changed the Bank's capital category.

                                                            For Capital              To be Well-
                                        Actual            Adequacy Purposes          Capitalized
                                 ------------------      ------------------      -------------------
                                  Amount      Ratio       Amount      Ratio      Amount       Ratio
                                 --------  --------      ---------  -------      --------   --------
As of December 31, 2000:
  Total risk-based capital
    (to risk-weighted assets)    $ 8,504      21.21%     $ 3,208      8.00%      $ 4,009       10.00%
  Tier I capital
    (to risk-weighted assets)    $ 8,125      20.27%     $ 1,604      4.00%      $ 2,405        6.00%
  Tier I capital
    (to average assets)          $ 8,125      15.03%     $ 2,163      4.00%      $ 2,704        5.00%


As of December 31, 1999:
  Total risk-based capital
    (to risk-weighted assets)    $ 7,799      32.31%     $ 1,931      8.00%      $ 2,414       10.00%
  Tier I capital
    (to risk-weighted assets)    $ 7,659      31.73%     $   966      4.00%      $ 1,448        6.00%
  Tier I capital
    (to average assets)          $ 7,659      38.39%     $   798      4.00%      $   998        5.00%


Note 14 - Parent-only Condensed Financial Information

     The condensed financial information that follows presents the financial condition of Clarkston Financial Corporation (the "Parent Company"), along with the results of its operations and its cash flows. The Parent Company has recorded its investments in its subsidiary at cost plus its share of the undistributed earnings of its subsidiary since inception. The Parent Company recognizes dividends from its subsidiary as revenue and undistributed earnings of its subsidiary as other income. The Parent Company financial information should be read in conjunction with the Corporation's consolidated financial statements.

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                      Notes to Consolidated Financial Statements
                                                      December 31, 2000 and 1999

Note 14 - Parent-only Condensed Financial Information (Continued)

     The condensed balance sheet as of December 31, 2000 and 1999 (with 000s omitted) is as follows:

                                                             2000                1999
                                                            ------              -------
Assets
Cash on deposit with correspondent bank                     $     1             $    -
Receivable from the Bank                                         -                   27
Investment in the Bank                                        8,276               7,832
                                                            -------             -------
Total assets                                                $ 8,277             $ 7,859
                                                            =======             =======
Liabilities - Accounts payable                              $    -              $    -

Stockholders' Equity
Common stock                                                  4,306               4,306
Capital surplus                                               4,306               4,306
Retained earnings                                              (335)               (753)
                                                            -------             -------
Total stockholders' equity                                    8,277               7,859
                                                            -------             -------
Total liabilities and stockholders' equity                  $ 8,277             $ 7,859
                                                            =======             =======

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                      Notes to Consolidated Financial Statements
                                                      December 31, 2000 and 1999


Note 14 - Parent-only Condensed Financial Information (Continued)

     The condensed statement of operations for the years ended December 31, 2000 and 1999 (000s omitted) is as follows:

                                                                        2000           1999
                                                                      --------       --------
Operating Income                                                      $     -        $     -

Operating Expenses                                                          26             49
                                                                      --------       --------
Loss - Before income taxes and equity in undistributed
income (loss) of subsidiary                                                (26)           (49)

Provision for Income Taxes                                                  -              -
                                                                      --------       --------
Loss - Before equity in undistributed income (loss) of subsidiary          (26)           (49)

Equity in Undistributed Income (Loss) of Subsidiary                        444           (555)
                                                                      --------       --------
Net Income (Loss)                                                     $    418       $   (604)
                                                                      ========       ========

     The condensed statement of cash flows for the years ended December 31, 2000 and 1999 (000s omitted) is as follows:

                                                                  2000            1999
                                                                 ------         -------
Cash Flows from Operating Activities
Net income (loss)                                                $  418         $  (604)
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Equity in undistributed (income) loss of subsidiary                (444)            555
Decrease in receivable from subsidiary                               27             202
Decrease in accounts payable                                         -              (40)
                                                                 ------         -------
Net cash provided by operating activities                             1             113

Cash Flows from Financing Activities - Payment for
stock repurchase                                                     -             (144)
                                                                 ------         -------
Net Increase (Decrease) in Cash and Cash Equivalents                  1             (31)

Cash and Cash Equivalents - Beginning of year                        -               31
                                                                 ------         -------
Cash and Cash Equivalents - End of year                          $    1         $    -
                                                                 ======         =======

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------


Note 15 - Earnings (Loss) per Share

     Earnings (loss) per share data is the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period. All potential dilutive securities have been excluded from the computation because their effect would be antidilutive. The calculation of earnings (loss) per share for the years ended December 31, 2000 and 1999 is as follows:

                                                              2000               1999
                                                            -------             -------
Net income (loss)                                           $   418             $  (604)

Weighted average number of shares outstanding
for year                                                      1,026               1,037

Net income (loss) per common share                          $  0.41             $ (0.58)


                                      A-38

Exhibit 21
SUBSIDIARIES OF REGISTRANT

         Clarkston State Bank - 100% owned
         Incorporated as a Michigan Banking Corporation
         15 South Main Street
         Clarkston, Michigan 48346

Exhibit 23
                          INDEPENDENT AUDITORS' CONSENT

Board of Directors
Clarkston Financial Corporation

We consent to the incorporation by reference in the registration statements on Form S-8 (File No. 333-70297 and File No. 333-70299) of our report dated January 29, 2001, on our audit of the consolidated financial statements for the years ended December 31, 2000 and 1999, which report is included in this Annual report on form 10-KSB.


March 29, 2001                                  /s/ PLANTE & MORAN, LLP
Auburn Hills, Michigan







::ODMA\PCDOCS\GRR\530474\2