Form 10QSB
period 2001-03-31
CLARKSTON FINANCIAL CORP
filed 2001-05-15
CIK 1068366

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                   FORM 10-QSB


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,026,012 shares of the Company's Common Stock (no par value) were outstanding as of March 31, 2001.

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

Part I   Financial Information (unaudited)

                         CLARKSTON FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                March 31, 2001 (unaudited) and December 31, 2000
                  (dollars in thousands, except per share data)

                                                                                  March 31,              December 31,
                                                                                     2001                    2000
                                                                                 ----------               ---------
                                                                                (Unaudited)
ASSETS
Cash and Cash Equivalents
       Total cash and due from banks                                             $       848              $      862
        Federal funds sold                                                             6,550                   2,550
                                                                                 -----------              ----------
            Total Cash and Cash Equivalents                                            7,398                   3,412

Securities Held to Maturity                                                           17,032                  21,342
Securities Available for Sale, at fair value                                           6,877                   8,989

Loans, less Loan Loss Reserve
       Total loans                                                                    27,392                  25,762
       Allowance for loan losses                                                         392                     379
                                                                                 -----------              ----------
       Net Loans                                                                      27,000                  25,383

Net Property and Equipment                                                               508                     282
Accrued interest receivable                                                              256                     457
Deposit premium and conversion costs,
       net of amortization                                                               144                     150
Other Assets                                                                             158                     205
                                                                                 -----------              ----------
            Total Assets                                                         $    59,373              $   60,220
                                                                                 ===========              ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
       Noninterest-bearing                                                             7,333                   6,598
       Interest-bearing                                                               43,276                  44,810
                                                                                 -----------              ----------
            Total deposits                                                            50,609                  51,408
       Accrued Expenses and Other Liabilities                                            349                     534

Shareholders' Equity
       Common stock, no par value: 10,000,000
             Shares authorized; 1,026,012 and 1,026,012 shares
             issued and outstanding as of March 31, 2001
             and December 31, 2000                                                     4,306                   4,306
       Capital surplus                                                                 4,306                   4,306
       Accumulated deficit                                                              (221)                   (335)
       Accumulated other comprehensive income (loss)                                      24                       1
                                                                                 -----------              ----------
             Total Shareholder Equity                                                  8,415                   8,278
                                                                                 -----------              ----------

              Total Liabilities and Shareholders' Equity                         $    59,373              $   60,220
                                                                                 ===========              ==========

           See accompanying notes to consolidated financial statements

                         CLARKSTON FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
          Three Month Periods Ended March 31, 2001, and March 31, 2000
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                Three Months                Three Months
                                                                    Ended                       Ended
                                                               March 31, 2001              March 31, 2000
                                                               --------------              --------------
Interest Income
       Loans, including fees                                    $     577                  $      273
       Securities                                                     465                         296
       Federal Funds sold                                              62                          26
                                                                ---------                  ----------
            Total interest income                                   1,104                         595

Interest Expense
       Deposits                                                       612                         259
       Other                                                            0                           0
                                                                ---------                  ----------
            Total interest expense                                    612                         259

Net Interest Income                                                   492                         336

Provision  for loan losses                                             17                          33
                                                                ---------                  ----------

Net interest income after provision for loan losses                   475                         303

Noninterest income                                                     75                          32

Noninterest expense
       Salaries and benefits                                          197                         163
       Occupancy expense of premises                                   38                          32
       Furniture and equipment expense                                 32                          20
       Computer and data processing expenses                           47                          32
       Advertising and public relations                                18                          34
       Professional fees                                               36                          30
      Amortization of deposit premium
         and conversion cost                                            6                           6
       Other expense                                                   10                          21
                                                                ---------                  ----------
            Total noninterest expense                                 384                         338
                                                                ---------                  ----------

Profit (Loss) before federal income tax                               166                          (3)

Federal income tax                                                     52                           0
                                                                ---------                  ----------

Net profit (loss)                                               $     114                  $       (3)
                                                                =========                  ==========

Basic and diluted profit (loss) per share                       $     .11                  $       (0)
                                                                =========                  ==========

          See accompanying notes to consolidated financial statements.

                         CLARKSTON FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
               Three Month Ended March 31, 2001 and March 31, 2000
                             (dollars in thousands)
                                   (Unaudited)

                                                                   Three Months             Three Months
                                                                       Ended                    Ended
                                                                     March 31,                March 31,
                                                                       2001                      2000
                                                                       ----                      ----
Net Profit (Loss) as Reported                                        $    114                $    (3)

Other Comprehensive Income, Net of Tax:

       Change in unrealized gain on securities
           available for sale                                              23                     (2)
                                                                    ---------                --------
Comprehensive Profit (Loss)                                         $     137                $    (5)
                                                                    =========                ========



          See accompanying notes to consolidated financial statements.

                         CLARKSTON FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        Three months ended March 31, 2001
                             (dollars in thousands)
                                   (Unaudited)

                                                                                                Accumulated
                                                                                                   Other              Total
                                                     Common       Capital     Accumulated       Comprehensive      Shareholders'
                                                      Stock       Surplus       Deficit            Income             Equity
                                                    --------      -------    ------------       -------------      -------------
Balance December 31, 2000                           $  4,306      $ 4,306    $     (335)         $       1            $   8,278

Net income for three months
Ended March 31, 2001 (unaudited)                                                    114                                     114

Increase  in  fair  market  value  of  securities
available for sale                                         0            0             0                 23                   23
                                                    --------      -------    ----------          ---------           ----------
Balance March 31, 2001                              $  4,306      $ 4,306    $     (221)         $      24           $    8,415
                                                    ========      =======    ==========          =========           ==========






          See accompanying notes to consolidated financial statements.

                         CLARKSTON FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              Three Months ended March 31, 2001, and March 31, 2000
                             (dollars in thousands)
                                   (unaudited)

                                                                                Three Months                    Three Months
                                                                                   Ended                           Ended
                                                                                  March 31,                      March 31,
                                                                                    2001                           2000
                                                                                -----------                     ---------
Net Cash Provided by Operating Activities:
       Net cash provided by operating activities                                $       235                     $     185

Cash Flows from Investing Activities:
       Net increase in loans                                                         (1,630)                       (3,706)
       Net decrease in securities                                                     6,422                         1,974
       Property and Equipment expenditures                                             (242)                           (3)
                                                                                -----------                     ----------
       Net cash provided by (used in) investing activities                            4,550                        (1,735)

Cash Flows from Financing Activities:
       Increase (decrease) in deposits                                                 (799)                        1,256
                                                                                -----------                         -----

Net increase (decrease) in cash and cash equivalents                                  3,986                          (294)
Cash and cash equivalents at beginning of year                                        3,412                         2,467
                                                                                -----------                    ----------

Cash and cash equivalents at March 31, 2001 and 2000                            $     7,398                    $    2,173
                                                                                ===========                    ==========


          See accompanying notes to consolidated financial statements.

                         CLARKSTON FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                March 31, 2001 (unaudited) and December 31, 2000



NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Proxy Statement dated April 2, 2001 containing audited financial statements as of December 31, 2000 and 1999.

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

                         CLARKSTON FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                March 31, 2001 (unaudited) and December 31, 2000

NOTE 4 - SECURITIES

     The amortized cost and fair values of securities were as follows (dollars in thousands):

Available for Sale

                                                                       Gross              Gross           Estimated
                                                    Amortized        Unrealized        Unrealized           Market
                                                       Cost            Gains             Losses             Value
                                                    ---------        ----------        ----------         ----------
  March 31, 2001 (Unaudited)
         Taxable variable rate demand
             Municipal revenue bonds,
             Short term corporate
             Commercial paper, and bonds
             of government agencies                  $ 6,852        $      37         $      (12)         $6,877
                                                     =======        =========         ==========          ======

Held to Maturity

  March 31, 2001 (Unaudited)
         Taxable variable rate demand
             Municipal revenue bonds,
             Short term corporate
             Commercial paper, and bonds
             of government agencies                 $ 17,032        $     196         $      (31)       $ 17,197
                                                    ========        =========         ==========        ========

Contractual maturities of debt securities at March 31, 2001, were as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                            Available-for-Sale Securities
                                                                                                Estimated
                                                                            Amortized            Market
                                                                               Cost               Value
                                                                            ----------          -------
                                                                                (dollars in thousands)
      Due from 2001 to 2002                                                     $ 291              $ 293
      Due from 2002 to 2003                                                       865                869
      Due from 2003 to 2032                                                     5,696              5,715
                                                                                -----              -----
                                                                               $6,852             $6,877
                                                                               ======             ======


                                                                                 Held-To-Maturity
                                                                                                Estimated
                                                                            Amortized             Market
                                                                               Cost               Value
                                                                            ---------           ---------
      Due from 2001-2003                                                         $  0               $  0
      Due from 2004-2006                                                        4,066              4,105
      Due from 2006-2032                                                       12,966             13,092
                                                                               ------             ------
                                                                              $17,032           $ 17,197
                                                                              =======           ========

                                   (Continued)

                         CLARKSTON FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                March 31, 2001 (unaudited) and December 31, 2000


NOTE 5 - LOANS

Loans are as follows (dollars in thousands):

                                                                                  March 31,               December 31,
                                                                                    2001                      2000
                                                                                 -----------              -----------
                                                                                 (Unaudited)
        Commercial                                                                 $17,761                  $16,100
        Mortgage                                                                     3,466                    3,955
        Consumer                                                                     6,165                    5,707
                                                                                  --------                 --------
                                                                                    27,392                   25,762
        Allowance for loan losses                                                      392                      379
                                                                                  --------                 --------
                                                                                   $27,000                 $ 25,383
                                                                                   =======                 ========

Activity in the allowance for loan losses is as follows (dollars in thousands):

                                                                                Three months                For the
                                                                                   Ended                  Year Ended
                                                                                  March 31,               December 31,
                                                                                    2001                      2000
                                                                                 -----------              ----------
                                                                                 (Unaudited)
        Balance at beginning of period                                              $  379                 $   140
               Provision charged to operating expense                                   17                     243
        Net loans (charge-offs) recoveries                                              (4)                     (4)
                                                                                    ------                 --------

        Balance at end of periods                                                     $392                 $   379
                                                                                    ======                 =======

        Allowance for loan losses as a percentage of
               loans at end of period                                                1.43%                   1.47%
                                                                                    ======                 =======

                                   (Continued)

                         CLARKSTON FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                March 31, 2001 (unaudited) and December 31, 2000



NOTE 6 - PREMISES AND EQUIPMENT - NET

Premises and equipment are as follows (dollars in thousands):

                                                                                     Accumulated       Carrying
                                                                         Cost        Depreciation        Value
                                                                         ----        ------------        -----
March 31, 2001 (unaudited)
       Building and improvements                                       $     323      $      12        $     311
       Furniture and equipment                                               377            180              197
                                                                       ---------      ---------        ---------
                                                                       $     700      $     192        $     508
                                                                       =========      =========        =========

December 31, 2000
       Building and improvements                                       $      86      $       8        $      78
       Furniture and equipment                                               372            168              204
                                                                       ---------      ---------        ---------
                                                                       $     458      $     176        $     282
                                                                       =========      =========        =========

NOTE 7 - DEPOSITS

Interest-bearing deposits are summarized as follows (dollars in thousands):

                                                                                 March 31,              December 31,
                                                                                   2001                    2000
                                                                                ----------              ----------
Demand deposit accounts                                                           $ 2,067                 $  1,635
Money market accounts                                                               2,947                    3,524
Savings accounts                                                                    5,769                    5,796
Certificates of Deposit                                                            32,493                   33,855
                                                                                 --------                 --------
                                                                                 $ 43,276                 $ 44,810
                                                                                 ========                 ========

                                   (Continued)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Clarkston Financial Corporation (the "Company") is a Michigan corporation incorporated on May 18, 1998. The Company is the bank holding company for Clarkston State Bank (the "Bank"). The Bank commenced operations on January 4, 1999. The Bank is a Michigan chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation. The Bank provides a full range of commercial and consumer banking services, primarily in Clarkston, Michigan and the surrounding market area primarily located in north Oakland County, Michigan. The Bank also operates a branch office in the Farmer Jack grocery store in Clarkston, Michigan. The Bank is planning to open a third branch, which will be full service, around June 1, 2001, and will be located at 6600 Highland Road, Suite #2 in Waterford, Michigan. The Bank will also open a temporary office just north of Clarkston, this summer, to help our customers because of the downtown construction.

Financial Condition

     Total assets of the Company decreased by $0.8 million or 1.4% to $59.4 million at March 31, 2001, from $60.2 million at December 31, 2000. The decrease in assets is primarily attributable to a reduction in securities because of the high number of called issues by the government. The Company anticipates that the Bank will turn this trend around and increase its asset base during 2001, which will be the Bank's third full year of operations.

     Securities decreased $6.4 million or 21.2% to $23.9 million at March 31, 2001 from $30.3 million at December 31, 2000. The decrease is the result of a reduction in deposits of $0.8 million, increases in loans of $1.6 million and increases in federal funds of $4.0 million.

     Total loans increased by $1.6 million or 6.2% to $27.4 million at March 31, 2001, from $25.8 million at December 31, 2000. Management believes that the total loans will continue to grow, although at a lower percentage rate of increase.

     The allowance for loan losses as of March 31, 2001 was $392,000, representing approximately 1.43% of total loans outstanding, compared to $379,000 as of December 31, 2000. This increase resulted primarily from the increase in the Bank's total loans.

     As of December 31, 2000, the Company had an accumulated deficit of $335,000 and as of March 31, 2001, the accumulated deficit was $222,000. The accumulated deficit is primarily the result of opening the Bank's main office and its one branch, wages paid to employees, fees and expenses incurred in forming the Company and applying for regulator approvals. Future retained earnings are expected to further reduce and eventually eliminate the accumulated deficit.

Results of Operations

     The Company's net income was $114,000 for the first quarter of 2001 compared to a loss of $3,000 for the first quarter of 2000. The Bank began operations in 1999, and became profitable in the first quarter of 2000.

     Interest income was $1,104,000 for the three months ended March 31, 2001, an increase of $513,000 from interest income of $591,000 for the three months ended March 31, 2001. Interest expense was $612,000 for the three months ended March 31, 2001, an increase of $353,000 from interest expense of $259,000 for the three months ended March 31, 2000, and relates to interest paid on interest bearing deposits.

     The Company had an allowance for loan losses of approximately 1.43% of total loans at March 31, 2001. The provision for loan loss for the three months ended March 31, 2001 was $17,000. Management believes the current rate of providing for the loan loss reserve is adequate.

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

     Noninterest income was $75,000 for the first quarter of 2001 compared to $32,000 for the first quarter of 2000. This increase was due in part to increases of service charges from $4,000 to $11,000, loan fees (net) from $4,000 to $10,000 and other miscellaneous fees from $24,000 to $54,000.

     Noninterest expense was $384,000 for the first quarter of 2001, a $46,000 (or 13.6%) increase over the first quarter of 2000, with the increase primarily attributable to increases in salaries and benefits due to the increase of full time equivalents from 14.8 to 16.8 and normal raises given to employees. There were also increases in computer and data processing expenses due to growth in the number of accounts processed.

Liquidity and Capital Resources

     The Company obtained its initial equity capital in an initial public offering of its common stock in November, 1998. The Company's plan of operation for the next twelve months does not contemplate the need to raise additional capital during that period. Management believes that its current capital and liquidity will provide the Company with adequate capital to support its expected level of deposit and loan growth and to otherwise meet its cash and capital requirements for at least the next one or two years.

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

None

Item 5.   Other Information.

None.


Item 6.   Exhibits and Reports on Form 8-K.

     (a)    Exhibits -

     (b)    Reports on Form 8-K - None.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001, to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      CLARKSTON FINANCIAL CORPORATION



                                      /s/ David T. Harrison
                                      David T. Harrison
                                      President and Chief Executive Officer



                                      /s/ Terry R. Wolf
                                      Terry R. Wolf
                                      Principal Financial and Accounting Officer


DATE:    May 14, 2001