Form 10QSB
period 2001-06-30
CLARKSTON FINANCIAL CORP
filed 2001-08-14
CIK 1068366

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                   FORM 10-QSB


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,026,012 shares of the Company's Common Stock (no par value) were outstanding as of June 30, 2001.

Transitional Small Business Disclosure Format (check one):  Yes _____   No __X__

                                      INDEX




                                                                          Page
                                                                       Number(s)

Part I.      Financial Information (unaudited):

             Item 1.
             ------
             Consolidated Financial Statements                               3-7
             Notes to Consolidated Financial Statements                     8-11

             Item 2.
             ------
             Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 12-14

Part II.     Other Information

             Item 1.
             ------
             Legal Proceedings                                                15

             Item 2.
             ------
             Changes in Securities and Use of Proceeds                        15

             Item 3.
             ------
             Defaults Upon Senior Securities                                  15

             Item 4.
             ------
             Submission of Matters to a Vote of Securities Holders            15

             Item 5.
             ------
             Other Information                                                15

             Item 6.
             ------
             Exhibits and Reports on Form 8-K                                 15


Signatures                                                                    16

Part I   Financial Information (unaudited)

                         CLARKSTON FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 June 30, 2001 (unaudited) and December 31, 2000
                  (dollars in thousands, except per share data)

                                                                       June 30,            December 31,
                                                                         2001                  2000
                                                                        ------                ----
                                                                      (Unaudited)
ASSETS

Cash and Cash Equivalents
       Total cash and due from banks                                   $   1,237           $      862
        Federal funds sold                                                 5,150                2,550
                                                                       ---------           ----------
            Total Cash and Cash Equivalents                                6,387                3,412

Securities Held to Maturity                                               10,400               21,342
Securities Available for Sale, at fair value                              20,648                8,989

Loans, less Loan Loss Reserve
       Total loans                                                        29,644               25,762
       Allowance for loan losses                                             417                  379
                                                                       ---------           ----------
       Net Loans                                                          29,227               25,383

Net Property and Equipment                                                   683                  282
Accrued interest receivable                                                  250                  457
Deposit premium and conversion costs,
       net of amortization                                                   138                  150
Other Assets                                                                 186                  205
                                                                       ---------           ----------
            Total Assets                                               $  67,919           $   60,220
                                                                       =========           ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
       Noninterest-bearing                                                 8,556                6,598
       Interest-bearing                                                   50,516               44,810
                                                                       ---------           ----------
            Total deposits                                                59,072               51,408
       Accrued Expenses and Other Liabilities                                340                  534

Shareholders' Equity
       Common stock, no par value: 10,000,000
             Shares authorized; 1,026,012 shares
             issued and outstanding as of June 30, 2001
             and December 31, 2000                                         4,306                4,306
       Capital surplus                                                     4,306                4,306
       Accumulated deficit                                                  (123)                (335)
       Accumulated other comprehensive income (loss)                          18                    1
                                                                       ---------           ----------
             Total Shareholder Equity                                      8,507                8,278
                                                                       ---------           ----------

              Total Liabilities and Shareholders' Equity               $  67,919           $   60,220
                                                                       =========           ==========

           See accompanying notes to consolidated financial statements

                         CLARKSTON FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
       Three and Six Month Periods Ended June 30, 2001, and June 30, 2000
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                 Three Months        Three Months        Six Months           Six Months
                                                    Ended               Ended              Ended                Ended
                                               June 30, 2001       June 30, 2000       June 30, 2001        June 30, 2000
                                               --------------      --------------      -------------        -------------
Interest Income
       Loans, including fees                      $    590              $    359            $  1,167            $     628
       Securities                                      468                   328                 933                  624
       Federal Funds sold                               38                    24                 100                   51
                                                  --------              --------            --------             --------
            Total interest income                    1,096                   711               2,200                1,303

Interest Expense
       Deposits                                        597                   333               1,209                  592
       Other                                             0                     0                   0                    0
                                                  --------              --------            --------             --------
            Total interest expense                     597                   333               1,209                  592

Net Interest Income                                    499                   378                 991                  711

Provision  for loan losses                              24                    29                  41                   62
                                                  --------              --------            --------             --------
Net interest income
after provision for loan losses                        475                   349                 950                  649

Noninterest income
     Gains (losses) on sale of securities               17                   (11)                 38                  (11)
     Other income                                       80                    56                 155                   92
                                                  --------              --------            --------             --------
            Total noninterest income                    97                    45                 193                   81
                                                  --------              --------            --------             --------
Noninterest expense
     Salaries and benefits                             207                   157                 404                  320
     Occupancy expense of premises                      36                    31                  74                   63
     Furniture and equipment expense                    38                    22                  70                   42
     Computer and data processing expenses              50                    32                  97                   65
     Advertising and public relations                   34                    31                  52                   65
     Professional fees                                  21                    19                  57                   48
     Amortization of deposit premium
         and conversion cost                             6                     6                   2                   11
     Other expense                                      37                    21                  68                   45
                                                  --------              --------            --------             --------
            Total noninterest expense                  429                   319                 834                  659
                                                  --------              --------            --------             --------

Profit before federal income tax                       143                    75                 309                   71

Federal income tax                                      45                     0                  97                    0
                                                  --------              --------            --------             --------

Net profit                                        $     98              $     75            $    212             $     71
                                                  ========              ========            ========             ========

Basic and diluted profit per share                $    .10              $    .08            $    .21             $    .08
                                                  ========              ========            ========             ========

          See accompanying notes to consolidated financial statements.

                         CLARKSTON FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
        Three and Six Month Periods Ended June 30, 2001 and June 30, 2000
                             (dollars in thousands)
                                   (Unaudited)


                                                     Three Months         Three Months          Six Months        Six Months
                                                        Ended                 Ended              Ended              Ended
                                                       June 30,              June 30,           June 30,           June 30,
                                                         2001                 2000                 2001              2000
                                                        -------             -------              --------          -------
Net Profit as Reported                                  $    98             $    75              $    212          $    71

Other Comprehensive Income, Net of Tax:

       Change in unrealized gain on securities
           available for sale                                (6)                  9                    17                7
                                                        -------             -------              --------          -------
Comprehensive Profit                                    $    92             $    84              $    229          $    78
                                                        =======             =======              ========          =======


          See accompanying notes to consolidated financial statements.

                         CLARKSTON FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         Six Months ended June 30, 2001
                             (dollars in thousands)
                                   (Unaudited)


                                                                                                Accumulated
                                                                                                   Other              Total
                                                  Common          Capital     Accumulated       Comprehensive      Shareholders'
                                                   Stock          Surplus       Deficit            Income             Equity
                                                 --------         -------     -----------      --------------      -------------
Balance December 31, 2000                        $  4,306         $ 4,306     $  (335)         $      1          $   8,278

Net income for six months
Ended June 30, 2001 (unaudited)                                                   212                                  212

Increase in fair market value of securities
available for sale                                      0               0           0                17                 17
                                                 --------         -------     -------          --------          ---------
Balance June 30, 2001                            $  4,306         $ 4,306     $  (123)         $     18          $   8,507
                                                 ========         =======     =======          ========          =========



          See accompanying notes to consolidated financial statements.

                         CLARKSTON FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                Six Months ended June 30, 2001, and June 30, 2000
                             (dollars in thousands)
                                   (unaudited)

                                                                                Six Months              Six Months
                                                                                  Ended                    Ended
                                                                                 June 30,                 June 30,
                                                                                  2001                     2000
                                                                                -------                 ----------
Net Cash Provided by Operating Activities:
       Net cash provided by operating activities                                $     242               $     177

Cash Flows from Investing Activities:
       Net increase in loans                                                       (3,775)                 (6,730)
       Purchase of held-to-maturity securities                                     (2,906)                 (5,029)
       Proceeds from maturities of held-to-maturity securities                     10,605                     495
       Proceeds from sales of held-to-maturity securities                           3,243                       0
       Purchase of available-for-sale securities                                  (30,465)                 (1,653)
       Proceeds from sales of available-for-sale securities                        18,806                   3,593
       Property and equipment expenditures                                           (439)                    (18)
                                                                                ---------               ---------
       Net cash provided by (used in) investing activities                         (4,931)                 (9,342)

Cash Flows from Financing Activities:
       Increase on deposits                                                         7,664                   8,440
                                                                                ---------               ---------

Net increase (decrease) in cash and cash equivalents                                2,975                    (725)
Cash and cash equivalents at beginning of year                                      3,412                   2,467
                                                                                ---------               ---------

Cash and cash equivalents at June 30, 2001 and 2000                             $   6,387               $   1,742
                                                                                =========               =========

          See accompanying notes to consolidated financial statements.

                         CLARKSTON FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 June 30, 2001 (unaudited) and December 31, 2000



NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Proxy Statement dated April 2, 2001 containing audited financial statements as of December 31, 2000 and 1999.

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

                         CLARKSTON FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 June 30, 2001 (unaudited) and December 31, 2000

NOTE 4 - SECURITIES

The amortized cost and fair values of securities were as follows (dollars in thousands):

Available for Sale

                                                                          Gross               Gross           Estimated
                                                       Amortized        Unrealized         Unrealized           Market
                                                          Cost            Gains              Losses             Value
                                                       ---------        ----------         ----------         ----------
  June 30, 2001 (Unaudited)
         Taxable variable rate demand
             Municipal revenue bonds,
             Short term corporate
             Commercial paper, and bonds
             of government agencies                     $ 20,630         $    107           $      89         $ 20,648
                                                        ========         ========           =========         ========


Held to Maturity

  June 30, 2001 (Unaudited)
         Taxable variable rate demand
             Municipal revenue bonds,
             Short term corporate
             Commercial paper, and bonds
             of government agencies                     $ 10,400           $  294           $       0         $ 10,694
                                                        ========           ======           =========         ========

During the six month period ended June 30, 2001, the bank sold approximately $3,200,000 of securities, classified as held-to-maturity, due to concerns about the issuer's creditworthiness and in some cases, adverse prepayment risks.

Contractual maturities of debt securities at June 30, 2001, were as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                   Available-for-Sale Securities
                                                                                ------------------------------------
                                                                                Amortized                Estimated
                                                                                  Cost                  Market Value
                                                                                ---------               ------------
                                                                                     (dollars in thousands)
      Due from 2001 to 2002                                                         $ 315                    $ 319
      Due from 2002 to 2004                                                           498                      513
      Due from 2004 to 2006                                                         1,000                      998
      Due from 2006 to 2034                                                        18,817                   18,818
                                                                                   --------                 ------
                                                                                  $20,630                  $20,648

                                                                                            Held-To-Maturity
                                                                                --------------------------------------
                                                                                  Amortized                Estimated
                                                                                    Cost                 Market Value
                                                                                -----------              -------------
      Due from 2001-2004                                                            $   0                    $   0
      Due from 2004-2006                                                            1,807                    1,860
      Due from 2006-2031                                                            8,593                    8,834
                                                                                  -------                 --------
                                                                                  $10,400                 $ 10,694
                                                                                  =======                 ========

                                   (Continued)
                         CLARKSTON FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 June 30, 2001 (unaudited) and December 31, 2000


NOTE 5 - LOANS

Loans are as follows (dollars in thousands):

                                                                                     June 30,                  December 31,
                                                                                       2001                        2000
                                                                                    -----------                 ---------
                                                                                    (Unaudited)
        Commercial                                                                      $19,892                   $16,100
        Mortgage                                                                          3,454                     3,955
        Consumer                                                                          6,298                     5,707
                                                                                        -------                  --------
                                                                                         29,644                    25,762
        Allowance for loan losses                                                           417                       379
                                                                                        -------                  --------
                                                                                        $29,227                  $ 25,383
                                                                                        =======                  ========

Activity in the allowance for loan losses is as follows (dollars in thousands):

                                                                                     Six months                For the
                                                                                       Ended                  Year Ended
                                                                                      June 30,                December 31,
                                                                                        2001                      2000
                                                                                     -----------             ------------
                                                                                     (Unaudited)
        Balance at beginning of period                                                     $379              $     140
               Provision charged to operating expense                                        41                    243
        Net loans (charge-offs) recoveries                                                   (3)                    (4)
                                                                                           ----              ---------

        Balance at end of periods                                                          $417              $     379
                                                                                           ====              =========
        Allowance for loan losses as a percentage of
               loans at end of period                                                     1.41%                  1.47%
                                                                                          =====              =========

                                   (Continued)
                         CLARKSTON FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 June 30, 2001 (unaudited) and December 31, 2000



NOTE 6 - PREMISES AND EQUIPMENT - NET

Premises and equipment are as follows (dollars in thousands):

                                                                                          Accumulated            Carrying
                                                                             Cost         Depreciation             Value
                                                                             ----         ------------           ---------
June 30, 2001 (unaudited)
       Building and improvements                                             $ 491          $     16            $    475
       Furniture and equipment                                                 406               198                 208
                                                                               ---          --------            --------
                                                                              $897          $    214            $    683
                                                                              ====          ========            ========

December 31, 2000
       Building and improvements                                             $  86          $      8            $     78
       Furniture and equipment                                                 372               168                 204
                                                                               ---          --------            --------
                                                                             $ 458          $    176            $    282
                                                                             =====          =========           ========


NOTE 7 - DEPOSITS

Interest-bearing deposits are summarized as follows (dollars in thousands):

                                                                                   June 30,                    December 31,
                                                                                     2001                         2000
                                                                                   ---------                    ----------
Demand deposit accounts                                                                $ 1,825                  $  1,635
Money market accounts                                                                    2,768                     3,524
Savings accounts                                                                         5,529                     5,796
Certificates of Deposit                                                                 40,394                    33,855
                                                                                        ------                  --------
                                                                                      $ 50,516                  $ 44,810
                                                                                      ========                  ========

                                   (Continued)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General

     Clarkston Financial Corporation (the "Company") is a Michigan corporation incorporated on May 18, 1998. The Company is the bank holding company for Clarkston State Bank (the "Bank"). The Bank commenced operations on January 4, 1999. The Bank is a Michigan chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation. The Bank provides a full range of commercial and consumer banking services, primarily in Clarkston, Michigan and the surrounding market area primarily located in north Oakland County, Michigan. The Bank also operates a branch office in the Farmer Jack grocery store in Clarkston, Michigan. The Bank has opened a full service branch located at 6600 Highland Road, Suite #2 in Waterford, Michigan. The Bank will also open a temporary office just north of Clarkston, this summer, to help our customers because of the downtown construction.

Financial Condition

     Total assets of the Company increased by $7.7 million or 12.8% to $67.9 million at June 30, 2001, from $60.2 million at December 31, 2000. The increase in assets is primarily attributable to the Bank continuing to attract customer deposits. The Company anticipates that the Bank's assets will continue to increase during 2001, which will be the Bank's third full year of operations.

     Cash and cash equivalents, which include federal funds sold and short-term investments, increased $3.0 million or 88.2% to $6.4 million at June 30, 2001, from $3.4 million at December 31, 2000. The increase is the result of the increase in deposits since December 31, 2000.

     Securities increased $0.7 million or 2.3% to $31.0 million at June 30, 2001 from $30.3 million at December 31, 2000. The increase is the result of increased deposits.

     The Company's portfolio of held-to-maturity securities declined to $10.4 million at June 30, 2001 from $21.3 million at December 31, 2000. The decrease is primarily a result of call options being exercised by the issuers of the securities, and, in some cases, management's decision to sell certain securities as a result of concerns over the issuer's creditworthiness. New securities purchased by the Bank with proceeds from those maturities and from new deposits have been classified as available-for-sale.

     Total loans increased by $3.8 million or 14.7% to $29.6 million at June 30, 2001, from $25.8 million at December 31, 2000. Management believes that the total loans will continue to increase over time, although potentially at a lower rate of increase.

     The allowance for loan losses as of June 30, 2001 was $417,000, representing approximately 1.41% of total loans outstanding, compared to $379,000 as of December 31, 2000. This increase resulted primarily from the increase in the Bank's total loans.

     As of December 31, 2000, the Company had an accumulated deficit of $335,000 and as of June 30, 2001, the accumulated deficit was $123,000. The accumulated deficit is primarily the result of opening the Bank's main office and its branches, wages paid to employees, fees and expenses incurred in forming the Company and applying for regulator approvals. Future operating profits are expected to eliminate the accumulated deficit.

Results of Operations

     The Company's net profit was $98,000 for the second quarter of 2001 compared to net profit of $75,000 for the second quarter of 2000. Basic and diluted earnings per share were $0.10 in the second quarter of 2001 compared to $0.08 for the second quarter of 2000. Net profit was $212,000 for the six months ended June 30, 2001, compared to $71,000 for the six months ended June 30, 2000. The Bank began operations in 1999 and has earned a profit every month since January, 2000. Net profit for the three and six month periods ended June 30, 2001 included federal income tax provision of $45,000 and $97,000, respectively. The comparable periods in 2000 did not include any federal income tax provision due to the Company's operating loss carryforward for federal tax purposes.

     Interest income for the second quarter of 2001 was $1.1 million, an increase of 54.7% from interest income of $711,000 for the second quarter of
2000.  This  increase  resulted   primarily  from  the  increase  in  loans  and
securities. Interest income was $2.2 million for the six months ended June 30, 2001, an increase of 69.2% from interest income of $1.3 million for the six months ended June 30, 2000.

     Interest expense was $1.2 million for the six months ended June 30, 2001, an increase of 104.2% from interest expense of $592,000 for the six months ended June 30, 2000. This consisted of interest paid on interest bearing deposits.

     The Company had an allowance for loan losses of approximately 1.41% of total loans at June 30 , 2001. The provision for loan loss for the three and six month periods ended June 30, 2001, was $25,000 and $41,000, respectively. Management believes the current rate of providing for the loan loss reserve is adequate.

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

     Noninterest income was $80,000 for the second quarter of 2001 compared to $56,000 for the second quarter of 2000. This increase was due in part to increases in service charges, loan fees (net) and other miscellaneous fees.

     Noninterest expense was $411,000 for the second quarter of 2001, an $81,000 (or 24.5%) increase over the second quarter of 2000, with the increase primarily attributable to increases in salaries and benefits due to the increase of full time equivalents and normal raises given to employees. There were also increases in computer and data processing expenses due to growth in the number of accounts processed.

Liquidity and Capital Resources

     Liquidity is measured by our ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment of loans and investment securities. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and support our operations. Liquidity is primarily achieved through the growth of deposits and liquid assets such as securities available for sale, matured securities, and federal funds sold. Asset and liability management is the process of managing our balance sheet to achieve a mix of earning assets and liabilities that maximizes profitability, while providing adequate liquidity.

     Our liquidity strategy is to fund loan growth with deposits and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. Although deposits from depositors located in our market area have consistently increased, there is no assurance that deposit growth alone will be sufficient to fund our loan growth and provide monies for additional investing activities.

     Shareholders' equity is a non-interest bearing source of funds that provides support for asset growth. The Company obtained its initial equity capital in an initial public offering of its common stock in November, 1998. The Company's plan of operation for the next twelve months does not contemplate the need to raise additional capital during that period. Management believes that its current capital and liquidity will provide the Company with adequate capital to support its expected level of deposit and loan growth and to otherwise meet its cash and capital requirements for at least the next year.

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

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

     From time to time, we may be involved in various legal proceedings that are incidental to our business. In our opinion, we are not a party to any current legal proceedings that are material to our financial condition, either individually or in the aggregate.


Item 2.  Changes in Securities and Use of Proceeds.

None.


Item 3.  Defaults Upon Senior Securities.

None.


Item 4.  Submission of Matters to a Vote of Securities Holders

        (a) The annual meeting of the shareholders of the Corporation was held on May 8, 2001.

        (b) The following directors were elected at the annual meeting for a term expiring in 2004: Edwin L. Adler, David T. Harrison and John
               H. Welker. Other directors whose terms continued after the meeting are as follows: Louis D. Beer, William J. Clark, Charles
               L. Fortinberry, Bruce H. McIntyre and Robert A. Olsen.

        (c) At the Annual Meeting directors were elected for terms expiring in 2004:

               Director Nominee            For            Against        Abstain
               ----------------            ---            -------        -------
               Edwin L. Adler             933,658         11,550            0
               David T. Harrison          912,759         32,450            0
               John H. Welker             933,459         11,750            0



Item 5.  Other Information.

None.


Item 6.  Exhibits and Reports on Form 8-K.

        (a)     Exhibits -

        (b)     Reports on Form 8-K - None.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         CLARKSTON FINANCIAL CORPORATION



                                         /s/ David T. Harrison
                                         David T. Harrison
                                         President and Chief Executive Officer



                                         /s/ Terry R. Wolf
                                         Terry R. Wolf
                                         Principal Financial and Account Officer


DATE:    August 10, 2001