Form 10QSB
period 2001-09-30
CLARKSTON FINANCIAL CORP
filed 2001-11-14
CIK 1068366

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                   FORM 10-QSB


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR
                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                        Commission file number: 333-63685

                         CLARKSTON FINANCIAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

            MICHIGAN                                      38-3412321
  ----------------------------------------------------------------------------
  (State of other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)

                 15 South Main Street, Clarkston, Michigan 48346
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (248) 625-8585

                 -----------------------------------------------

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes   X    No
         -------    -------

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,026,012 shares of the Company's Common Stock (no par value) were outstanding as of September 30, 2001.

Transitional Small Business Disclosure Format (check one): Yes         No   X
                                                              --------   -------

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

Part I   Financial Information (unaudited)

                         CLARKSTON FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
              September 30, 2001 (unaudited) and December 31, 2000
                  (dollars in thousands, except per share data)

                                                                                September 30,            December 31,
                                                                                    2001                     2000
                                                                                 ----------               ----------
                                                                                (Unaudited)
ASSETS
Cash and Cash Equivalents
       Total cash and due from banks                                         $         2,560             $       862
        Federal funds sold                                                             2,500                   2,550
                                                                                 -----------             -----------
            Total Cash and Cash Equivalents                                            5,060                   3,412

Securities Held to Maturity                                                            7,821                  21,342
Securities Available for Sale, at fair value                                          31,052                   8,989

Loans, less Loan Loss Reserve
       Total loans                                                                    32,993                  25,762
       Allowance for loan losses                                                         450                     379
                                                                                 -----------             -----------
       Net Loans                                                                      32,543                  25,383

Net Property and Equipment                                                               780                     282
Accrued interest receivable                                                              359                     457
Deposit premium and conversion costs,
       net of amortization                                                               133                     150
Other Assets                                                                             160                     205
                                                                                 -----------             -----------
            Total Assets                                                           $  77,908               $  60,220
                                                                                 ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
       Noninterest-bearing                                                             7,827                   6,598
       Interest-bearing                                                               60,659                  44,810
                                                                                 -----------             -----------
            Total deposits                                                            68,486                  51,408
       Accrued Expenses and Other Liabilities                                            480                     534

Shareholders' Equity
       Common stock, no par value: 10,000,000
             Shares authorized; 1,026,012 shares
             issued and outstanding as of September 30,
             2001 and December 31, 2000                                                4,306                   4,306
       Capital surplus                                                                 4,306                   4,306
       Accumulated profit (deficit)                                                       15                    (335)
       Accumulated other comprehensive income (loss)                                     315                       1
                                                                                 -----------             -----------
             Total Shareholder Equity                                                  8,942                   8,278
                                                                                 -----------             -----------

              Total Liabilities and Shareholders' Equity                           $  77,908               $  60,220
                                                                                 ===========             ===========


           See accompanying notes to consolidated financial statements

                         CLARKSTON FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
  Three and Nine Month Periods Ended September 30, 2001, and September 30, 2000
                 (dollars in thousands, except per share data)
                                   (unaudited)

                                                       Three Months       Three Months         Nine Months          Nine Months
                                                           Ended              Ended               Ended                Ended
                                                       September 30,      September 30,       September 30,        September 30,
                                                           2001               2000                2001                 2000
                                                       ------------       ------------        ------------         ------------
Interest Income
       Loans, including fees                          $    680            $    438           $   1,847              $  1,066
       Securities                                          569                 417               1,502                 1,041
       Federal Funds sold                                   31                  35                 131                    86
                                                      --------            --------           ---------              --------
            Total interest income                        1,280                 890               3,480                 2,193

Interest Expense
       Deposits                                            700                 475                1909                 1,066
       Other                                                 0                   0                   0                     0
                                                      --------            --------           ---------              --------
            Total interest expense                         700                 475               1,909                 1,066

Net Interest Income                                        580                 415               1,571                 1,127

Provision  for loan losses                                  32                  36                  73                    98
                                                      --------            --------           ---------              --------

Net interest income
After provision for loan losses                            548                 379               1,498                 1,029

Noninterest income
     Gains (losses) on sale of securities                   89                   1                 127                    (9)
     Other income                                           38                  83                 193                   185
                                                      --------            --------           ---------              --------
            Total noninterest income                       127                  84                 320                   176
                                                      --------            --------           ---------              --------


Noninterest expense
     Salaries and benefits                                 202                 159                 606                   479
     Occupancy expense of premises                          41                  31                 115                    94
     Furniture and equipment expense                        40                  22                 110                    65
     Computer and data processing expenses                  71                  61                 168                   126
     Advertising and public relations                       34                  30                  86                    95
     Professional fees                                      24                  24                  81                    72
     Amortization of deposit premium
         and conversion cost                                 5                   6                  17                    17
     Other expense                                          50                  19                 118                    74
                                                      --------            --------           ---------              --------
            Total noninterest expense                      467                 352               1,301                 1,022
                                                      --------            ---------          ---------              --------

Profit before federal income tax                           208                 111                 517                   183

Federal income tax                                          70                   0                 167                     0
                                                      --------            --------           ---------              --------

Net profit                                            $    138            $    111           $     350              $    183
                                                      ========            ========           =========              ========

Basic and diluted profit per share                    $    .13            $    .12           $     .34              $    .20
                                                      ========            ========           =========              ========


          See accompanying notes to consolidated financial statements.

                         CLARKSTON FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
  Three and Nine Month Periods Ended September 30, 2001 and September 30, 2000
                             (dollars in thousands)
                                   (Unaudited)


                                                        Three Months        Three Months        Nine Months        Nine Months
                                                            Ended               Ended              Ended              Ended
                                                        September 30,       September 30,      September 30,      September 30,
                                                            2001                2000               2001               2000
                                                        ------------        ------------       ------------       ------------


Net Profit as Reported                                   $     138          $     111           $     350         $     183

Other Comprehensive Income, Net of Tax:

       Change in unrealized gain on securities
           available for sale                                  297                 (5)                314                17
                                                         ---------          ---------           ---------         ---------

Comprehensive Profit                                     $     435          $     106           $     664         $     200
                                                         =========          =========           =========         =========

















          See accompanying notes to consolidated financial statements.

                         CLARKSTON FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      Nine Months ended September 30, 2001
                             (dollars in thousands)
                                   (Unaudited)


                                                                                                Accumulated
                                                                                                   Other              Total
                                                     Common      Capital     Accumulated       Comprehensive      Shareholders'
                                                      Stock      Surplus       Deficit             Income            Equity
                                                    ---------    -------     -----------       -------------      ------------

Balance December 31, 2000                            $ 4,306     $ 4,306      $  (335)            $     1           $ 8,278

Net income for nine months
Ended September 30, 2001 (unaudited)                                              350                                   350

Increase  in  fair  market  value  of  securities
available for sale                                         0           0            0                 314               314
                                                     -------     -------      -------             -------           -------


Balance September 30, 2001                           $ 4,306     $ 4,306      $    15             $   315           $ 8,942
                                                     =======     =======      =======             =======           =======

















          See accompanying notes to consolidated financial statements.

                         CLARKSTON FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
          Nine Months ended September 30, 2001, and September 30, 2000
                             (dollars in thousands)
                                   (unaudited)


                                                                            Nine Months                         Nine Months
                                                                               Ended                               Ended
                                                                           September 30,                       September 30,
                                                                               2001                                 2000
                                                                            ----------                           ----------
Net Cash Provided by Operating Activities:
       Net cash provided by operating activities                                 $      901                     $      441

Cash Flows from Investing Activities:
       Net increase in loans                                                         (7,231)                       (10,191)
       Purchase of held-to-maturity securities                                       (2,906)                       (10,420)
       Proceeds from maturities of held-to-maturity securities                       12,059                            995
       Proceeds from sales of held-to-maturity securities                             4,368                            0
       Purchase of available-for-sale securities                                    (46,719)                        (3,190)
       Proceeds from sales of available-for-sale securities                          24,656                          4,093
       Property and equipment expenditures                                             (558)                           (33)
                                                                                 ----------                     -----------
       Net cash used in investing activities                                        (16,331)                       (18,246)

Cash Flows from Financing Activities:
       Increase on deposits                                                          17,078                         18,116
                                                                                 ----------                     ----------

Net increase in cash and cash equivalents                                             1,648                            311
Cash and cash equivalents at beginning of year                                        3,412                          2,467
                                                                                 ----------                     ----------

Cash and cash equivalents at September 30, 2001 and 2000                         $    5,060                     $    2,778
                                                                                 ==========                     ==========













          See accompanying notes to consolidated financial statements.

                         CLARKSTON FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              September 30, 2001 (unaudited) and December 31, 2000



NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Proxy Statement dated April 2, 2001 containing audited financial statements as of December 31, 2000 and 1999.

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

                         CLARKSTON FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              September 30, 2001 (unaudited) and December 31, 2000

NOTE 4 - SECURITIES

The amortized cost and fair values of securities were as follows (dollars in thousands):

Available for Sale

                                                                       Gross               Gross           Estimated
                                                    Amortized        Unrealized         Unrealized          Market
                                                       Cost            Gains              Losses             Value
                                                    ---------        ----------         ----------         ---------
  September 30, 2001 (Unaudited)
         Taxable variable rate demand
             Municipal revenue bonds,
             Short term corporate
             Commercial paper, and bonds
             of government agencies                 $ 30,737          $    315           $      0          $ 31,052
                                                    ========          ========           ========          ========

Held to Maturity


  September 30, 2001 (Unaudited)
         Taxable variable rate demand
             Municipal revenue bonds,
             Short term corporate
             Commercial paper, and bonds
             of government agencies                 $  7,821          $    291           $      0          $  8,112
                                                    ========          ========           ========          ========

During the nine month period ended September 30, 2001, the bank sold approximately $4,400,000 of securities, classified as held-to-maturity, due to concerns about the issuer's creditworthiness and in some cases, adverse prepayment risks.

Contractual maturities of debt securities at September 30, 2001, were as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                            Available-for-Sale Securities
                                                                         ----------------------------------
                                                                         Amortized              Estimated
                                                                           Cost                Market Value
                                                                         ---------             ------------
                                                                               (dollars in thousands)

      Due from 2001 to 2002                                                   $   290               $   292
      Due from 2002 to 2004                                                         0                     0
      Due from 2004 to 2006                                                     1,000                 1,001
      Due from 2006 to 2034                                                    29,447                29,759
                                                                               ------                ------
                                                                              $30,737               $31,052
                                                                               ------                ------

                                                                                    Held-To-Maturity
                                                                         ----------------------------------
                                                                         Amortized              Estimated
                                                                           Cost                Market Value
                                                                         ---------             ------------

      Due from 2001-2002                                                      $     0               $     0
      Due from 2002-2004                                                          853                   871
      Due from 2004-2006                                                        1,322                 1,373
      Due from 2006-2031                                                        5,646                 5,868
                                                                               ------                ------
                                                                              $ 7,821               $ 8,112
                                                                               ======                ======

                                   (Continued)

                         CLARKSTON FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              September 30, 2001 (unaudited) and December 31, 2000




NOTE 5 - LOANS

Loans are as follows (dollars in thousands):

                                                                              September 30,             December 31,
                                                                                  2001                     2000
                                                                              ------------              -----------
                                                                              (Unaudited)

        Commercial                                                                $ 22,577                 $ 16,100
        Mortgage                                                                     3,654                    3,955
        Consumer                                                                     6,762                    5,707
                                                                                  --------                 --------
                                                                                    32,993                   25,762
        Allowance for loan losses                                                      450                      379
                                                                                  --------                 --------
                                                                                  $ 32,543                 $ 25,383
                                                                                  ========                 ========



Activity in the allowance for loan losses is as follows (dollars in thousands):




                                                                              Nine months                For the
                                                                                 Ended                  Year Ended
                                                                              September 30,             December 31,
                                                                                  2001                     2000
                                                                              ------------              -----------
                                                                              (Unaudited)

        Balance at beginning of period                                            $    379                 $    140
               Provision charged to operating expense                                   73                      243
        Net loans (charge-offs) recoveries                                             (2)                      (4)
                                                                                  --------                 --------

        Balance at end of periods                                                 $    450                 $    379
                                                                                  ========                 ========

        Allowance for loan losses as a percentage of
               loans at end of period                                                1.36%                    1.47%
                                                                                  ========                 ========











                                   (Continued)

                         CLARKSTON FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              September 30, 2001 (unaudited) and December 31, 2000



NOTE 6 - PREMISES AND EQUIPMENT - NET

Premises and equipment are as follows (dollars in thousands):

                                                                                       Accumulated         Carrying
                                                                         Cost         Depreciation           Value
                                                                         ----         ------------         --------
September 30, 2001 (unaudited)
       Building and improvements                                       $     567       $      24          $     543
       Furniture and equipment                                               449             212                237
                                                                       ---------       ---------          ---------
                                                                       $   1,016       $     236          $     780
                                                                       =========       =========          =========

December 31, 2000
       Building and improvements                                       $      86       $       8          $      78
       Furniture and equipment                                               372             168                204
                                                                       ---------       ---------          ---------
                                                                       $     458       $     176          $     282
                                                                       =========       =========          =========




NOTE 7 - DEPOSITS

Interest-bearing deposits are summarized as follows (dollars in thousands):


                                                                            September 30,              December 31,
                                                                                2001                       2000
                                                                            ------------               -----------

Demand deposit accounts                                                          $  2,094                 $  1,635
Money market accounts                                                               4,411                    3,524
Savings accounts                                                                    5,971                    5,796
Certificates of Deposit                                                            48,183                   33,855
                                                                                 --------                 --------
                                                                                 $ 60,659                 $ 44,810
                                                                                 ========                 ========











                                   (Continued)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General

     Clarkston Financial Corporation (the "Company") is a Michigan corporation incorporated on May 18, 1998. The Company is the bank holding company for Clarkston State Bank (the "Bank"). The Bank commenced operations on January 4, 1999. The Bank is a Michigan chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation. The Bank provides a full range of commercial and consumer banking services, primarily in Clarkston, Michigan and the surrounding market area primarily located in north Oakland County, Michigan. The Bank operates five customer service locations including two full service branches.

Financial Condition

     Total assets of the Company increased by $17.7 million or 29.4% to $77.9 million at September 30, 2001, from $60.2 million at December 31, 2000. The increase in assets is primarily attributable to the Bank continuing to attract customer deposits. The Company anticipates that the Bank's assets will continue to increase during 2001, which is the Bank's third full year of operations.

     Cash and cash equivalents, which include federal funds sold and short-term investments, increased $1.7 million or 50% to $5.1 million at September 30, 2001, from $3.4 million at December 31, 2000. The increase is primarily the result of prepayments and maturities of securities occurring in September 2001.

     Securities increased $8.6 million or 28.4% to $38.9 million at September 30, 2001 from $30.3 million at December 31, 2000. The increase is the result of slower than expected loan growth.

     The Company's portfolio of held-to-maturity securities declined to $7.8 million at September 30, 2001 from $21.3 million at December 31, 2000. The decrease is primarily a result of call options being exercised by the issuers of the securities, and, in some cases, management's decision to sell certain securities as a result of concerns over the issuer's creditworthiness. New securities purchased by the Bank with proceeds from those maturities and from new deposits have been classified as available-for-sale.

     Total loans increased by $7.2 million or 27.9% to $33.0 million at September 30, 2001, from $25.8 million at December 31, 2000. Management believes that the total loans will continue to increase over time, although potentially at a lower rate of increase.

     The allowance for loan losses as of September 30, 2001 was $450,000, representing approximately 1.36% of total loans outstanding, compared to $379,000 as of December 31, 2000.

     As of December 31, 2000, the Company had an accumulated deficit of $335,000 and as of September 30, 2001, the accumulated profit was $15,000. The accumulated deficit was the result of opening the Bank's main office and its branches, wages paid to employees, fees and expenses incurred in forming the Company and applying for regulator approvals. The operating profits the bank has earned in 2000 and 2001 has eliminated the accumulated deficit.

Results of Operations

     The Company's net profit was $138,000 for the third quarter of 2001 compared to net profit of $111,000 for the third quarter of 2000. Net profit was $350,000 for the nine months ended September 30, 2001, compared to $183,000 for the nine months ended September 30, 2000. The Bank began operations in 1999 and has earned a profit every month since January, 2000. Net profit for the three and nine month periods ended September 30, 2001 included federal income tax provision of $70,000 and $167,000, respectively. The comparable periods in 2000 did not include any federal income tax provision due to the Company's operating loss carryforward for federal tax purposes.

     Interest income for the third quarter of 2001 was $1.3 million, an increase of 46.1% from interest income of $890,000 for the third quarter of 2000. This increase resulted primarily from the increase in loans and securities. Interest income was $3.5 million for the nine months ended September 30, 2001, an increase of 59.1% from interest income of $2.2 million for the nine months ended September 30, 2000.

     Interest expense was $1.9 million for the nine months ended September 30, 2001, an increase of 72.7% from interest expense of $1.1 million for the nine months ended September 30, 2000. This consisted of interest paid on interest bearing deposits.

     The Company had an allowance for loan losses of approximately 1.36% of total loans at September , 2001. The provision for loan loss for the three and nine month periods ended September 30 , 2001, was $32,000 and $73,000, respectively. Management believes the current rate of providing for the loan loss reserve is adequate.

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

     Noninterest expense was $467,000 for the third quarter of 2001, an $115,000 (or 32.7%) increase over the third quarter of 2000, with the increase primarily attributable to increases in salaries and benefits due to the increase of full time equivalents and normal raises given to employees. There were also increases in computer and data processing expenses due to growth in the number of accounts processed.

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

None.


Item 5.   Other Information.

None.


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits -

     (b)  Reports on Form 8-K - None.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, to be signed on its behalf by the undersigned, thereunto duly authorized.



                                CLARKSTON FINANCIAL CORPORATION


                                /s/ David T. Harrison
                                ---------------------------------
                                David T. Harrison
                                President and Chief Executive Officer


                                /s/ Terry R. Wolf
                                ---------------------------------
                                Terry R. Wolf
                                Principal Financial and Account Officer


DATE:    November 10, 2001