Form 10KSB
period 2001-12-31
CLARKSTON FINANCIAL CORP
filed 2002-04-01
CIK 1068366

FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR
[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number 333-63685

CLARKSTON FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

MICHIGAN (State of other jurisdiction of incorporation or organization)	38-3412321 (I.R.S. Employer Identification No.)

15 South Main Street, Clarkston, Michigan 48346
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (248) 625-8585

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X     No ____

Check here if there is no disclosure by delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

The registrant’s revenues for 2001 were $5.3 million. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on a per share price of $9.00 as of March 25, 2002, was $6,489,900 (common stock, no par value). As of March 25, 2002, there were outstanding 1,026,012 shares of the Company’s common stock (no par value).

Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 2002 are incorporated by reference into Part II and Part III of this Report.

PART I

ITEM 1:        Business

The Company

        Clarkston Financial Corporation was incorporated on May 18, 1998 under Michigan law and is a bank holding company owning all of the outstanding common stock of Clarkston State Bank. Clarkston State Bank is organized as a Michigan chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”). Clarkston State Bank’s initial primary service area is Independence Township, which includes the City of Clarkston, and the adjacent township of Waterford, both of which are located in North Oakland County, Michigan. Clarkston State Bank provides a full range of commercial and consumer banking services for small to medium size businesses as well as individuals. Clarkston State Bank’s lending strategy is to focus on commercial and consumer lending. Clarkston State Bank offers a broad array of deposit products and may also provide customers with trust services through third-party service providers.

        We completed an underwritten initial public offering in November 1998. We issued 950,000 shares of common stock in the initial public offering, resulting in net proceeds to us of $8.8 million. On December 18, 1998, we transferred $8,496,860 to the Bank to capitalize the Bank. The Bank opened for business on January 4, 1999.

        As of December 31, 2001, we had total assets of $83.9 million, total deposits of $74.2 million, approximately 6,124 deposit accounts and shareholders’ equity of $8.7 million.

        Our main office is located at 15 South Main Street, Clarkston, Michigan 48346, and its telephone number is (248) 625-8585. Unless the context clearly indicates otherwise, financial information and other references to us include Clarkston State Bank.

Products and Services

        Commercial Loans. Commercial loans are made primarily to small and mid-sized businesses. These loans are and will be both secured and unsecured and are made available for general operating purposes, acquisition of fixed assets including real estate, purchases of equipment and machinery, financing of inventory and accounts receivable, as well as any other purposes considered appropriate. We generally look to a borrower’s business operations as the principal source of repayment, but will also receive, when appropriate, mortgages on real estate, security interests in inventory, accounts receivable and other personal property and/or personal guarantees.

        Although we take a progressive and competitive approach to lending, it stresses high quality in its loans. Because of our local nature, management believes that quality control should be achievable while still providing prompt and personal service. In addition, a loan committee of the Board of Directors of Clarkston State Bank also reviews larger loans for prior approval when the loan request exceeds the established limits for the senior officers.

        Commercial real estate lending involves more risk than residential lending, because loan balances are greater and repayment is dependent upon the borrower’s operation. We attempt to minimize risk associated with these transactions by generally limiting its exposure to owner operated properties of well-known customers or new customers with an established profitable history. In many cases, risk is further reduced by (i) limiting the amount of credit to any one borrower to an amount less than our legal lending limit; and (ii) avoiding certain types of commercial real estate financings.

        Residential Real Estate Loans. From time to time we originate residential mortgage loans which are generally short-term with maturates of five years or less. Our general policy, which is subject to review by management as a result of changing market and economic conditions. On the mortgage we make directly, we maintain the servicing rights. Requests for long-term fixed rate mortgages are generally referred to an unrelated mortgage company for processing and sale. We also offer equity loans.

        Personal Loans and Credit. We make personal loans and lines of credit available to consumers for various purposes, such as the purchase of automobiles, boats and other recreational vehicles, home improvements and personal investments. We expect to retain substantially all of such loans.

        Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans and usually involve more credit risk than mortgage loans because of the type and nature of the collateral. While we do not use a formal credit scoring system, we underwrite our loans carefully, with a strong emphasis on the amount of the down payment, credit quality, employment stability and monthly income. These loans are expected generally to be repaid on a monthly repayment schedule with the source of repayment tied to the borrower’s periodic income. In addition, consumer lending collections are dependent on the borrower’s continuing financial stability, and are thus likely to be adversely affected by job loss, illness and personal bankruptcy. In many cases, repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation of the underlying collateral. We believe that the generally higher yields earned on consumer loans help compensate for the increased credit risk associated with such loans and that consumer loans are important to its efforts to serve the credit needs of the communities and customers that it serves.

        Loan Policy. As a routine part of our business, we make loans to individuals and businesses located within our market area. We have adopted a Loan Policy that contains general lending guidelines and is subject to review and revision by the Board of Directors from time to time. We seek to make sound loans, while recognizing that lending money involves a degree of business risk.

        Regulatory and supervisory loan-to-value limits are established by Section 304 of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Our internal limitations follow those limits and in certain cases are more restrictive than those required by the regulators.

        Deposit Services. We offer a broad range of deposit services, including interest bearing and non-interest bearing checking accounts, savings accounts and time deposits of various types. Transaction accounts and time certificates are tailored to the principal market area at rates competitive with those offered in the area. All deposit accounts are insured by the FDIC up to the maximum amount permitted by law. We solicit these accounts from individuals, businesses, associations, financial institutions and government authorities.

        Other Services. We may establish relationships with correspondent banks and other independent financial institutions to provide other services requested by its customers, including loan participations where the requested loan amounts exceed our policies or legal lending limits. We may consider providing additional services in the future, such as personal computer based at-home banking. Management believes that our personalized service approach benefits from customer visits. Management will continue to evaluate the desirability of adding electronic and at-home banking services. Should we choose to do so, we could provide one or more of these services at a future date using a third-party service provider. We started to offer telephone banking service in April 2000.

Competition

        There are many thrift institution, credit union and bank offices located within our primary market area of North Oakland County, Michigan. We face competition from thrift institutions, credit unions, and other banks as well as finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds and other providers of financial services. Most of our competitors have been in business a number of years, have established customer bases, are larger and have higher lending limits than we do. We compete for loans principally through its ability to communicate effectively with its customers and understand and meet their needs. Management believes that its personal service philosophy enhances its ability to compete favorably in attracting individuals and small businesses. We actively solicit retail customers and will compete for deposits by offering customers personal attention, professional service, ATM capability, and competitive interest rates.

Environmental Matters

        We do not believe that existing environmental regulations will have any material effect upon our capital expenditures, earnings, and competitive position.

Employees

        As of December 31, 2001, we had 19 full-time and 13 part-time employees. We have assembled a staff of experienced, dedicated professionals whose goal is to provide outstanding service. None of our employees are represented by collective bargaining agents.

Selected Statistical Data

        Selected Statistical Data for Clarkston Financial Corporation is presented for 2001, 2000 and 1999 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Clarkston State Bank commenced operations on January 4, 1999, and therefore the Guide 3 Statistical Disclosure by Bank Holding companies would not be meaningful for 1998 and is not included.

SUPERVISION AND REGULATION

        The following is a summary of certain statutes and regulations affecting Clarkston Financial Corporation and Clarkston State Bank. This summary is qualified in its entirety by such statutes and regulations. A change in applicable laws or regulations may have a material effect on Clarkston Financial Corporation, Clarkston State Bank, and the business of Clarkston Financial Corporation and Clarkston State Bank.

General

        Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, our growth and earnings performance can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the FDIC, the Commissioner of the Michigan Office of Financial and Insurance Services, Department of Financial Institutions (“Commissioner”), the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

        Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to us and our bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance funds, the depositors of the Bank, and the public, rather than our shareholders.

        Federal law and regulations establish supervisory standards applicable to the lending activities of our bank, including internal controls, credit underwriting, loan documentation and loan-to-value ratios for loans secured by real property.

Recent Legislation

        The enactment of the Gramm-Leach-Bliley Act of 1999 represents a pivotal point in the history of the financial services industry. The act modifies many of the principal federal laws which regulate financial institutions and sweeps away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s.

        Effective March 11, 2000, new opportunities became available for banking organizations, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. Specifically, the Gramm-Leach-Bliley Act provides two new vehicles through which a banking organization can engage in a variety of activities which, prior to the act, they were not allowed to engage in. First, a bank holding company meeting certain requirements may elect to become a financial holding company. Financial holding companies are generally authorized to engage in all “financial activities” and, under certain circumstances, to make equity investments in other companies (i.e., merchant banking). In order to be eligible to elect to become a financial holding company, a bank holding company and all of its depositary financial institutions must: (1) be “well capitalized”; (2) be “well managed”; and (3) have a rating of “satisfactory” or better in their most recent Community Reinvestment Act examination. Both the bank holding company and all of its depositary financial institutions must also continue to satisfy these requirements after the bank holding company elects to become a financial holding company or else the financial holding company will be subject to various restrictions. The Federal Reserve Board will be the umbrella regulator of financial holding companies, but functional regulation of a financial holding company’s separately regulated subsidiaries will be conducted by their primary functional regulator.

        Second, the Gramm-Leach-Bliley Act also provides that a national bank (and a state bank, so long as otherwise allowable under its state’s law), which satisfies certain requirements, may own a new type of subsidiary called a financial subsidiary. The act authorizes financial subsidiaries to engage in many (but not all) of the activities that financial holding companies are authorized to engage in. In order to be eligible to own a financial subsidiary, a bank must satisfy the three requirements noted above, plus several additional requirements.

        The Gramm-Leach-Bliley Act also imposes several rules that are designed to protect the privacy of the customers of financial institutions. For example, the act requires financial institutions to annually adopt and disseminate a privacy policy and prohibits financial institutions from disclosing certain customer information to “non-affiliated third parties” for certain uses. All financial institutions, regardless of whether they elect to utilize financial holding companies or financial subsidiaries, are subject to the act’s privacy provisions. We are also subject to certain state laws that deal with the use and distribution of non-public personal information. In addition to its privacy provisions, the Gramm-Leach-Bliley Act also contains various other provisions that apply to banking organizations, regardless of whether they elect to utilize financial holding companies or financial subsidiaries.

        We believe that the Gramm-Leach-Bliley Act could significantly increase competition in our business and are evaluating the desirability of electing to become a financial holding company. We have elected financial holding company status.

Clarkston Financial Corporation

        General. Clarkston Financial Corporation is a bank holding company and, as such, is registered with, and subject to regulation by, the Federal Reserve Board under the Bank Holding Company Act, as amended (the “BHCA”). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board periodic reports of its operations and such additional information as the Federal Reserve Board may require.

        In accordance with Federal Reserve Board policy, Clarkston Financial Corporation is expected to act as a source of financial strength to Clarkston State Bank and to commit resources to support Clarkston State Bank in circumstances where Clarkston Financial Corporation might not do so absent such policy. In addition, if the Commissioner deems our capital to be impaired, the Commissioner may require us to restore our capital by a special assessment upon us as Clarkston State Bank’s sole shareholder. If we were to fail to pay any such assessment, the directors of the Clarkston State Bank would be required, under Michigan law, to sell our shares of Clarkston State Bank’s stock owned by us to the highest bidder at either a public or private auction and use the proceeds of the sale to restore the Clarkston State Bank’s capital.

        Investments and Activities. In general, any direct or indirect acquisition by us of any voting shares of any bank which would result in our direct or indirect ownership or control of more than 5% of any class of voting shares of such bank, and any merger or consolidation between us and another bank company, will require the prior written approval of the Federal Reserve Board under the BHCA. In acting on such applications, the Federal Reserve Board must consider various statutory factors, including among others, the effect of the proposed transaction on competition in relevant geographic and product markets, and each party’s financial condition, managerial resources, and record of performance under the Community Reinvestment Act. Effective September 29, 1995, bank holding companies may acquire banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law, but subject to certain conditions, including limitations on the aggregate amount of deposits that may be held by the acquiring company and all of its insured depository institution affiliates.

        The merger or consolidation of an existing bank subsidiary of ours with another bank, or the acquisition by such a subsidiary of assets of another bank, or the assumption of liability by such a subsidiary to pay any deposits in another bank, will require the prior written approval of the responsible Federal depository institution regulatory agency under the Bank Merger Act, based upon a consideration of statutory factors similar to those outlined above with respect to the BHCA. In addition, in certain such cases an application to, and the prior approval of, the Federal Reserve Board under the BHCA and/or the Commissioner under the Michigan Banking Code, may be required.

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

        The Federal Reserve Board’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a leverage capital requirement expressed as a percentage of total assets, and (ii) a risk-based requirement expressed as a percentage of total risk-weighted assets. The leverage capital requirement consists of a minimum ratio of Tier 1 capital (which consists principally of shareholders’ equity) to total assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital.

        The risk-based and leverage standards presently used by the Federal Reserve Board are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, Federal Reserve Board regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. The Federal Reserve Board has not advised us of any specific minimum Tier 1 Capital leverage ratio applicable to us.

        Dividends. Clarkston Financial Corporation is a corporation separate and distinct from Clarkston State Bank. Most of our revenues will be received by it in the form of dividends, if any, paid by Clarkston State Bank. Thus, our ability to pay dividends to its shareholders will indirectly be limited by statutory restrictions on its ability to pay dividends. See “Supervision and Regulation - the Bank - Dividends.” Further, the Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies. In the policy statement, the Federal Reserve Board expressed its view that a bank company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which can only be funded in ways that weakened the bank company’s financial health, such as by borrowing. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Similar enforcement powers over Clarkston State Bank are possessed by the FDIC. The “prompt corrective action” provisions of federal law and regulation authorizes the Federal Reserve Board to restrict the payment of dividends by us for an insured bank which fails to meet specified capital levels.

        In addition to the restrictions on dividends imposed by the Federal Reserve Board, the Michigan Business Corporation Act provides that dividends may be legally declared or paid only if after the distribution a corporation, such as us, can pay its debts as they come due in the usual course of business and its total assets equal or exceed the sum of its liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of any holders of preferred stock whose preferential rights are superior to those receiving the distribution. We are not authorized to issue preferred stock and have no current plans to seek to authorize any preferred stock.

Clarkston State Bank

        General. Clarkston State Bank is a Michigan banking corporation and its deposit accounts are insured by the Bank Insurance Fund (the “BIF”) of the FDIC. As a BIF-insured Michigan chartered bank, Clarkston State Bank is subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Michigan banks, and the FDIC, as administrator of the BIF. These agencies and the federal and state laws applicable to Clarkston State Bank and its operations, extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices.

        Deposit Insurance. As an FDIC-insured institution, Clarkston State Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their respective levels of capital and results of supervisory evaluation. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

        The Federal Deposit Insurance Act (“FDIA”) requires the FDIC to establish assessment rates at levels which will maintain the Deposit Insurance Fund at a mandated reserve ratio of not less than 1.25% of estimated insured deposits. Accordingly, the FDIC established the schedule of BIF insurance assessments for the first semi-annual assessment period of 1998, ranging from 0% of deposits for institutions in the lowest risk category to .27% of deposits for institutions in the highest risk category.

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

        Commissioner Assessments. Michigan banks are required to pay supervisory fees to the Commissioner to fund the operations of the Commissioner. The amount of supervisory fees paid by a bank is based upon the bank’s total assets, as reported to the Commissioner.

        FICO Assessments. Pursuant to federal legislation enacted September 30, 1996, Clarkston State Bank, as a member of the BIF, is subject to assessments to cover the payments on outstanding obligations of the Financing Corporation (“FICO”). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC’s Savings Association Insurance Fund (the “SAIF”) which insures the deposits of thrift institutions. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of FICO assessments made against SAIF members. Currently, SAIF members pay FICO assessments at a rate equal to approximately 0.063% of deposits while BIF members pay FICO assessments at a rate equal to approximately 0.013% of deposits. Between January 1, 2000 and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be less than 0.025% of deposits

        Capital Requirements. The FDIC has established the following minimum capital standards for state-chartered, FDIC-insured non-member banks, such as the Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. Tier 1 capital consists principally of shareholders’ equity. These capital requirements are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, FDIC regulations provide that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities. As a condition to regulatory approval of the Bank’s formation, the Bank was required to have an initial capitalization sufficient to provide a ratio of Tier 1 capital to total estimated assets of at least 8% at the end of the third year of operation.

        Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” Federal regulations define these capital categories as follows:

	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Leverage Ratio

Well capitalized	10% or above	6% or above	5% or above
Adequately capitalized	8% or above	4% or above	4% or above
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%
Critically undercapitalized	--	--	A ratio of tangible equity to total assets of 2% or less

        Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

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

        Dividends. Under Michigan law, our bank is restricted as to the maximum amount of dividends it may pay on its common stock. Our bank may not pay dividends except out of net profits after deducting its losses and bad debts. A Michigan state bank may not declare or pay a dividend unless the bank will have a surplus amounting to at least 20% of its capital after the payment of the dividend. If our bank has a surplus less than the amount of its capital, it may not declare or pay any dividend until an amount equal to at least 10% of net profits for the preceding one-half year (in the case of quarterly or semi-annual dividends) or full-year (in the case of annual dividends) has been transferred to surplus. A Michigan state bank may, with the approval of the Commissioner, by vote of shareholders owning 2/3 of the stock eligible to vote increase its capital stock by a declaration of a stock dividend, provided that after the increase the bank’s surplus equals at least 20% of its capital stock, as increased. Our bank may not declare or pay any dividend until the cumulative dividends on preferred stock (should any such stock be issued and outstanding) have been paid in full. Our bank’s Articles of Incorporation do not authorize the issuance of preferred stock and there are no current plans to seek such authorization.

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

        Insider Transactions. Our bank is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to us or our subsidiaries, on investments in our stock or securities of our subsidiaries and the acceptance of our stock or securities of our subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by our bank to its directors and officers, to our directors and officers and our subsidiaries, to our principal shareholders, and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of our company or one of our subsidiaries or a principal shareholder of the Company may obtain credit from banks with which our bank maintains a correspondent relationship.

        Safety and Soundness Standards. The federal banking agencies have adopted guidelines to promote the safety and soundness of federally insured depository institutions. These guidelines establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the guidelines prescribe the goals to be achieved in each area, and each institution will be responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the standards is of such severity that it could threaten the safe and sound operation of the institution. Failure to submit an acceptable compliance plan , or failure to adhere to a compliance plan that has been accepted by the appropriate regulator, would constitute grounds for further enforcement action.

        State Bank Activities. Under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law, as implemented by FDIC regulations, also prohibits FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC in accordance with federal law. These restrictions are not currently expected to have a material impact on the operations of our bank.

        Consumer Protection Laws. Our business includes making a variety of types of loans to individuals. In making these loans, we are subject to State usury and regulatory laws and to various federal statutes, such as the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, and the Home Mortgage Disclosure Act, and the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of our bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. In receiving deposits, our bank is subject to extensive regulation under State and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act. Violation of these laws could result in the imposition of significant damages and fines upon our bank and its directors and officers.

        Branching Authority. Michigan banks, such as our bank, have the authority under Michigan law to establish branches anywhere in the State of Michigan, subject to receipt of all required regulatory approvals (including the approval of the Commissioner and the FDIC).

        Effective June 1, 1997 (or earlier if expressly authorized by applicable state law), the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “IBBEA”) allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by IBBEA only if specifically authorized by state law. The legislation allowed individual states to “opt-out” of interstate branching authority by enacting appropriate legislation prior to June 1, 1997.

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

ITEM 2:        Description of Property.

        The bank is leasing a building located at 15 South Main Street in downtown Clarkston, Michigan for use as the bank’s main office and our headquarters. This building consists of approximately 3,890 square feet. The building was formerly a branch of a large regional bank and has been a bank branch since 1911. The building has a night deposit box, safe deposit boxes and a complete security system, and has an ATM machine. We believe that this space will be adequate for its present needs. In order to conserve the bank’s capital, eight directors agreed to purchase the building in September, 1998 specifically for the purpose of leasing the property to our bank. The building is leased on an arms-length basis from an entity owned by eight of our and our bank’s directors. See Item 12 “Certain Relationships and Related Transactions.” The lease for our bank’s office has an initial term of five years and the Bank has three renewal options of five years each. The monthly lease payments are $5,000 per month for the first two years and thereafter $5,250 per month. In addition, the bank is required to make payments for taxes, insurance and other operating expenses.

        Our bank leases space for our branch office in Farmer Jack’s grocery store at 6555 Sashabaw Road, Clarkston, Michigan, at a rental rate of $2,750 per month under a lease which runs until July 2002.

        On June 15, 2001, the bank opened its Waterford branch office on M-59 adjacent to the Oakland Pontiac Airport. On July 30, 2001, we opened our fourth full service banking office located at 7763 Ortonville Road in Independence Township. On November 19, 2001, we began operating an office in the Farmer Jack Supermarket on the corner of Dixie Highway and White Lake Road in Independence Township.

        We believe our facilities are well-maintained and adequately insured.

ITEM 3:        Legal Proceedings.

        As the date hereof, there were no pending material legal proceedings.

ITEM 4:        Submission of Matters to a Vote of Security Holders.

        No matters were submitted during the fourth quarter of 2001 to a vote of our stockholders.

PART II

ITEM 5:        Market for Common Equity and Related Stockholder Matters.

        Our common stock has traded in the over-the-counter market since the completion of our initial public offering in November 1998. High and low bid prices, as reported on the OTC Bulletin Board are as follows for the periods indicated:

	High	Low
2001
First Quarter.........................................
Second Quarter.....................................
Third Quarter........................................
Fourth Quarter......................................	$8.25 $9.97 $10.05 $9.49	$6.00 $7.50 $8.54 $8.54

2000
First Quarter.........................................
Second Quarter.....................................
Third Quarter........................................
Fourth Quarter......................................	$5.00 $5.00 $5.91 $7.00	$4.32 $4.20 $4.43 $5.45

        These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The prices have been adjusted to reflect a 10% share dividend paid in November 2000. On March 15, 2002, there were approximately 250 owners of record and approximately 866 beneficial owners of our common stock.

        No cash dividends have been declared to date on our common stock. We expect that all earnings, if any, will be retained to finance our growth and that no cash dividends will be paid for the foreseeable future. If and when dividends are declared, we will be dependent upon dividends paid to us by the bank for funds to pay dividends on the common stock.

ITEM 6:        Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The information set forth in Appendix A, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our definitive Proxy Statement dated April 3, 2002, is hereby incorporated by reference and is filed as Exhibit 13 to this Form 10-KSB Annual Report.

ITEM 7:        Financial Statements.

        The information set forth in Appendix A, under the caption “Consolidated Financial Statements,” of our definitive Proxy Statement dated April 3, 2002, is hereby incorporated by reference and is filed as Exhibit 13 to this Form 10-KSB Annual Report.

ITEM 8:        Changes in and Disagreements With Accountants and Financial Disclosure.

        There have been no disagreements with our independent public accountants.

PART III

ITEM 9:        Directors, Executive Officers, Promotors and Control Persons; Compliance with Section 16(a) of the Exchange Act.

        The information set forth under the caption “Information About Directors” of our definitive Proxy Statement dated April 3, 2002, and the information within that section is hereby incorporated by reference. There are no family relationships between or among the directors and executive officers. There are no arrangements or understandings between or among the executive officers pursuant to which any of them was named an officer.

        Our common stock is not registered under the Securities Exchange Act of 1934, and therefore our officers and directors are not required to and do not file beneficial ownership reports pursuant to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10:        Executive Compensation.

        Information relating to compensation of our executive officers and directors is contained under the captions “Compensation of Directors” and “Executive Compensation,” in our definitive Proxy Statement dated April 3, 2002, and the information within those sections is incorporated herein by reference.

ITEM 11:        Security Ownership of Certain Beneficial Owners and Management.

        Information relating to security ownership of certain beneficial owners and management is contained under the captions “Security Ownership of Management,” “Voting Securities and Principal Holders Thereof” and “Information About Directors” in our definitive Proxy Statement dated April 3, 2002, and the information within those sections is incorporated herein by reference.

ITEM 12:        Certain Relationships and Related Transactions.

        Information relating to certain relationships and related transactions is contained under the caption “Transactions Involving Management” in our definitive Proxy Statement dated April 3, 2002, and the information within that section is incorporated herein by reference.

ITEM 13:        Exhibits, Financial Statements, Schedules, and Reports on Form 8-K.

(a)	Financial Statements.

1.	The following documents are filed as part of Item 7 of this report:

Report of Independent Auditors
Consolidated Balance Sheets as of December 31, 2001 and 2000
Consolidated Statements of Operations for the year ended December 31, 2001 and 2000
Consolidated Statements of Changes in Stockholders’ Equity for the year ended
        December 31, 2001 and 2000
Consolidated Statement of Cash Flows for the year ended December 31, 2001 and 2000
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

(b)	Reports on Form 8-K During the last quarter of the period covered by this report, we filed no Current Reports on Form 8-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 28, 2002.

CLARKSTON FINANCIAL CORPORATION

/s/ David T. Harrison
David T. Harrison
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial
Officer)

/s/ Grant Smith
Grant Smith
(Principal Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2002, by the following persons on behalf of the Registrant and in the capacities indicated. Each director of the Registrant, whose signature appears below, hereby appoints David T. Harrison and Grant Smith, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-KSB.

Signature

/s/ David T. Harrison David T. Harrison, Principal Executive Officer and a Director	March 28, 2002

/s/ Edwin L. Adler Edwin L. Adler, Chairman of the Board and a Director	March 28, 2002

Louis D. Beer, Director	March 28, 2002

/s/ Charles L. Fortinberry Charles L. Fortinberry, Director	March 28, 2002

/s/ William J. Clark William J. Clark, Director	March 28, 2002

/s/ Bruce H. McIntyre Bruce H. McIntyre, Secretary and a Director	March 28, 2002

Robert A. Olsen, Director	March 28, 2002

/s/ John H. Welker John H. Welker, Director	March 28, 2002

EXHIBIT INDEX

	Exhibit Number and Description	Sequentially Numbered Page

3.1	Articles of Incorporation of Clarkston Financial Corporation, incorporated by reference to Exhibit 3.1 to the Clarkston Financial Corporation Registration Statement on Form SB-2 (Registration No. 333-63685).

3.2	Bylaws of Clarkston Financial Corporation, incorporated by reference to Exhibit 3.2 to the Clarkston Financial Corporation Registration Statement on Form SB-2 (Registration No. 333-63685).

4	Specimen stock certificate of Clarkston Financial Corporation, incorporated by reference to Exhibit 4 to the Clarkston Financial Corporation Registration Statement on Form SB-2 (Registration No. 333-63685).

10.1	Clarkston Financial Corporation Stock Compensation Plan, incorporated by reference to Exhibit 10.1 to the Clarkston Financial Corporation Registration Statement on Form SB-2 (Registration No. 333-63685).

10.2	Clarkston Financial Corporation 1998 Founding Directors Stock Option Plan, incorporated by reference to Exhibit 10.2 to the Clarkston Financial Corporation Registration Statement on Form SB-2 (Registration No. 333-63685).

10.3	Lease Agreement dated September 10, 1998, for the facility located at 15 South Main Street, Clarkston, Michigan, 48346, incorporated by reference to Exhibit 10.3 to the Clarkston Financial Corporation Registration Statement on Form SB-2 (Registration No. 333-63685).

10.4	Data Processing Agreement between Jack Henry and Associates, Inc. And Clarkston State Bank dated October, 1998, incorporated by reference to Exhibit 10.4 to the Clarkston Financial Corporation Registration Statement on form SB-2 (Registration No. 333-63685).

10.5	Lease between Clarkston State Bank and Foodtown, Inc., incorporated by reference to Exhibit 10 to the Clarkston Financial Corporation Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999.

13	Appendix A of the Proxy Statement to shareholders for the May 9, 2002, shareholders meeting. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed “filed” as part of this filing.

21	Subsidiaries of the Registrant

23	Consent of Plante & Moran, LLP, independent public accountants

24	Power of Attorney (included on the signature page on page 16 of the Annual Report on Form 10-KSB)

Exhibit 13

APPENDIX A

Management's Discussion and Analysis of Financial Condition and Results of Operations...........

Independent Auditors Report..........................................................................................................

Consolidated Financial Statements...................................................................................................

        Consolidated Balance Sheet......................................................................................................

        Consolidated Statement of Operations....................................................................................

        Consolidated Statement of Changes in Stockholders' Equity...................................................

        Consolidated Statement of Cash Flows....................................................................................

Notes to Consolidated Financial Statements............................................................................	A-2 A-12 A-13 A-13 A-14 A-15 A-16 A-17

MANAGEMENT’S DISCUSSION AND ANALYSISOF THE
COMPANY’S FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management’s discussion and analysis of the financial condition and results of operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in such forward-looking statements.

        The following section presents additional information to assess the financial condition and results of operations of the Corporation and Bank. This section should be read in conjunction with the consolidated financial statements and the supplemental financial data contained elsewhere in this Appendix.

Overview

        Clarkston Financial Corporation (the “Company”) is a Michigan corporation, which was incorporated on May 18, 1998. The Company is the bank holding company for the Clarkston State Bank (the “Bank”). The Bank commenced operations on January 4, 1999. The Bank is a Michigan chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation. The Bank provides a full range of commercial and consumer banking services, primarily to consumers and businesses in North Oakland County, Michigan.

        The Company’s plan of operation has been to establish a traditional community bank and a management team that understands and is devoted to serving this market. This plan further focused on managing the assets of the Bank in a prudent and responsible manner providing prompt customer attention and quality customer service. Management believes it has been successful in establishing such a culture and will continue to emphasize this growth plan in the future.

        During the past year, the Bank expanded its operation significantly. On June 15, 2001 the Bank opened its for Waterford branch office on M-59 adjacent to the Oakland Pontiac Airport. On July 30, 2001 the Bank opened its fourth full service banking office north of I-75 in Independence Township and on November 19, 2001 we began operating an office in the Farmer Jack Supermarket on the corner of Dixie Highway and White Lake Road in Independence Township. These new banking offices will provide the platforms from which your company will grow in the future.

Off Balance Sheet Transactions

        Other than unfunded loan commitments there are no off balance sheet commitments. The Bank does not syndicate loans, has sold no loan participations under an agreement to repurchase and is not obligated to assume any liability not noted in its balance sheet. The Company is not a borrower and as such there are no loan agreement covenants or conditions that will restrict its growth or ability to manage its affairs. The Bank has arranged for liquidity lines of credit with two lenders, one commercial bank and the Federal Reserve Bank of Chicago, but has never used either of these lines and has no plans to do so in the future.

Financial Condition

        Summary. Total assets of the Company increased to $83.2 million at December 31, 2001, from $60.2 million at December 31, 2000. This increase in assets is primarily attributable to the Bank continuing to attract new customers through its expanding operations. 2001 was the Company’s third full year of operations and the number of deposit and loan relationships increased to approximately 6,124 at December 31, 2001 from 3,888 accounts at December 31, 2000. Management attributes the strong growth in deposits to quality customer service and the desire of customers to deal with a local bank. The Company anticipates that the Bank’s assets will continue to increase during 2003 and beyond perhaps at a slower rate than has been the case during the first three years of operation.

        Cash and Cash Equivalents. Cash and cash equivalents, which include federal funds sold and short term investments, increased $2.0 million, or 58% to $5.4 million at December 31, 2001, from $3.4 million at December 31, 2000. This increase was in part the result of an increase in deposits that were not transferred to investments or loans in the last two weeks of the year. Moreover, it is also difficult to adequately anticipate our customers need for funds at year-end and as a result our cash and cash equivalent accounts are larger at this time of the year.

        Securities. The Bank reclassified all non-municipal investments from Held to Maturity to Available for Sale during the year. This change was due in part to unprecedented volatility in interest rates during the year and the need to maintain maximum flexibility in this asset category in the future. This change had no effect on the quality of the securities held or the credit worthiness of the issuer. Securities held by the Bank at December 31, 2001, totaled $42.5 million dollars compared to $30.3 million at December 31, 2000. The increase is the result of the investment of customer deposits received since December 31, 2000. All securities held in the Available for Sale category may be sold to meet the Bank’s liquidity needs. The primary objective of the Company’s investment activity is to provide for the safety of the principal invested. Secondary considerations include earnings, liquidity and overall exposure to changes in interest rates. It has been the policy and practice of the Bank to accept no credit risk in the investment portfolio in compliance with the Company’s primary investment objective. Excluding investments in U.S. Treasury and U.S. Government Agency Securities, there were no investments in securities of any one issuer, which exceeded 10% of shareholders’ equity.

        Securities Available for Sale Portfolio (in thousands)

                                                                         Year Ended December 31
                                                                     2001          2000          1999

U.S. Treasury and U.S. Government Agencies..................       $36,278        $  836        $1,313
Municipal bonds.............................................             -           975         1,198
Corporate...................................................           676         7,177         6,805
   Total....................................................       $36,954        $8,988        $9,316

        The Loan Portfolio. The majority of loans are made to businesses in the form of commercial loans and real estate mortgages. The growth in the commercial loan portfolio from year to year is consistent with our business plan.

        Loan Portfolio Composition (in thousands)

                                                                   Year Ended December 31
                                                 2001                       2000                        1999
                                        -----------------------    -----------------------    -----------------------
                                          Amount          %          Amount          %          Amount          %
                                        -----------    --------    -----------    --------    -----------    --------
Commercial......................         $25,299         73%        $16,100         63%        $ 5,936         53%
Residential Real Estate.........           5,441         16           3,955         15           2,529         22
Consumer........................           3,715         11           5,707         22           2,798         25
                                         -------        ---         -------        ---         -------        ---
   Total Loans..................          34,455        100%         25,762        100%         11,263        100%
                                         -------                    -------                    -------

Less:
Allowance for Loan Losses.......            (419)                      (379)                      (140)
                                         -------                    -------                    -------
Total Loans Receivable, Net.....         $34,036                    $25,383                    $11,123
                                         =======                    =======                    =======

        Maturities and Sensitivities of Loans to Changes in Interest Rates (in thousands of dollars)

        The following table shows the amount of total loans outstanding as of December 31, 2001 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

                                                                            Maturing
                                           -------------------------------------------------------------------------
                                                                   After one but
                                             Within one Year     Within Five Years     After five years      Total
                                             ---------------     -----------------     ----------------      -----
Commercial.............................           $11,422              $12,619              $1,258         $25,299
Residential Real Estate................                 0                5,218                 223           5,441
Consumer...............................             1,877                1,632                 206           3,715
   Totals..............................            13,299               19,469               1,687          34,455
Allowance for Loan Losses..............              (419)                                                    (419)
                                                  -------              -------              ------         -------
Total Loans Receivable, Net............           $12,880              $19,469              $1,687         $34,036
                                                  =======              =======              ======         =======

        Below is a schedule of the loan amounts maturing or repricing and are classified according to their sensitivity to changes in interest rates.

                                                                      Interest Sensitivity
                                                          -----------------------------------------------
                                                                    (in thousands of dollars)
                                                            Fixed Rate       Variable Rate        Total
                                                            ----------       -------------        -----

Due within 3 months................................           $ 1,197           $ 3,131          $ 4,328
Due after 3 months within 1 year...................               897             8,074            8,971
Due after one but within five years................            14,674             4,795           19,469
Due after five years...............................             1,687                 0            1,687
                                                              -------           -------          -------
   Total...........................................           $18,455           $16,000          $34,455
Allowance for Loan Losses..........................                                                  419
                                                                                                 -------
Total Loans Receivable, Net........................                                              $34,036

        Nonperforming Assets. There was one non-performing loan as of December 31, 2001. Management believes that this loan will be repaid but not according to the original terms of the loan agreement. Based on this belief management is confident that the allowance for loan losses is adequate protection for the loan portfolio. Loan performance is reviewed regularly by external loan review specialists, loan officers, and senior management to assure that policies are being followed and loan quality standards of the Bank are being maintained. Whenever reasonable doubt exists concerning the collectibility of interest or principal on a loan, that loan will be placed in nonaccrual status. Any interest previously accrued but not collected at that time will be reversed and charged against current earnings. As of December 31, 2001, there was one loan on which interest was not being accrued. Management is not aware of any recommendations by regulatory agencies, which, if implemented, would have a material impact on the Corporation's liquidity, capital or operations.

Loan Loss Experience (in thousands)

        The following is a summary of loan balances at the end of the period and their daily average balances, changes in the allowance for possible loan losses arising from loans charged off and recoveries on loans previously charged off, and additions to the allowance that have been expensed.

                                                                   December 31,      December 31,      December 31,
                                                                       2001              2000              1999
                                                                       ----              ----              ----

Loans:
   Average daily balance of loans for the year................       $29,261           $18,040           $ 4,707
   Amount of loans outstanding at end of period...............        34,455            25,762            11,263

Allowances for loan losses:
   Balance at beginning of year...............................           379               140                 0
   Additions to allowances charged to operations..............            90               243               142
   Net charge-offs............................................           (50)               (4)               (2)
                                                                     -------           -------
      Balance at end of year..................................       $   419           $   379           $   140
                                                                     =======           =======           =======

Ratios:
   Net charge-offs to loans outstanding at year-end...........           .15%              .02%              .02%
   Allowance for loan losses to loans outstanding at year end.          1.21%             1.47%             1.24%

Allocation of the Allowance for Loan Losses

        The allowance for loan losses as of December 31, 2001, was $419,000 representing approximately 1.21% of gross loans outstanding and at December 31, 2000, was $379,000, which represented approximately 1.47% of gross loans outstanding at that time. The Bank has not experienced any material credit losses in the three years of operations ended December 31, 2001. The allowance for loan losses is maintained at a level management feels is adequate to absorb losses inherent in the loan portfolio. Management prepares an evaluation, which is based on a continuous review of the Bank's lending philosophy, the loan portfolio, delinquency rates, the Bank's and industry's historic loan loss experience, known and inherent risks included in the loan portfolio, composition of loans, growth of the portfolio and current economic conditions. The allowance for loan losses is analyzed quarterly by management. In so doing, management assigns a portion of the gross allowance to each category within the entire portfolio by loan type and to specific credits that have been identified as potential problem loans. During this review management also reviews past loss experience and the collectibility of past losses. The local economy and particular concentrations are considered, as well as a number of other factors.

        Allowance for Loan Losses (in thousands)

                                                                  Year Ended December 31
                                     ---------------------------------------------------------------------------------
                                                 2001                       2000                        1999
                                     ---------------------------------------------------------------------------------
                                                     % of each                    % of each                % of each
                                                     category                     category                  category
                                       Allowance     to total      Allowance      to total     Allowance    to total
                                        Amount        loans         Amount         loans        Amount       loans
                                        ------        -----         ------         -----        ------       -----

Commercial......................         $306         .88%           $237          .92%          $ 74         .66%
Real estate mortgages...........           67         .20              58          .22             32         .28
Consumer........................           46         .13              84          .33             34         .30
Unallocated.....................            0           0               0            0              0           0
                                         ----        ----            ----         ----           ----        ----
   Total                                 $419        1.21%           $379         1.47%          $140        1.24%
                                         ====        =====           ====         =====          ====        =====

        The above allocations are not intended to imply limitations on the usage of the allowance. The entire allowance is available for any future loans without regard to loan type.

        Deposits. Deposits are gathered from the communities the Bank serves. Deposits increased $22.8 million or 44.3% to $74.2 million at December 31, 2001, compared to $51.4 million at December 31, 2000. This increase is due to an increase in the number of Bank customers, expansion of the Bank's market through additional branches being opened and more substantial relationships being developed with existing customers.

Average Daily Deposits (in thousands)

        The following table sets forth the average deposit balances and the weighted average rates paid thereon.

                                      Average for the Year         Average for the Year         Average for the Year
                                      --------------------         --------------------         --------------------

                                              2001                         2000                         1999
                                              ----                         ----                         ----
                                     Amount     Average Rate      Amount     Average Rate      Amount     Average Rate
                                     ------     ------------      ------     ------------      ------     ------------

Noninterest bearing demand....      $ 9,531             0%       $ 5,150             0%       $ 1,320             0%
MMDA/Savings..................       10,725          2.73%        10,371          4.04%         5,940          3.16%
Time..........................       38,860          5.91%        19,910          6.24%         4,513          5.43%
                                    -------          -----       -------          -----       -------          -----
   Total Deposits.............      $59,116          4.38%       $35,431          4.69%       $11,773          3.67%

Maturity Distribution of Time Deposits of $100,000 or More (in thousands)

        The following table summarizes time deposits in amounts greater than $100,000 by time remaining until maturity as of December 31, 2001, 2000, and 1999:

                                                                Year Ended December 31
                                                  ------------------------------------------------------
                                                      2001                 2000                  1999
                                                      ----                 ----                  ----

Three months or less.....................           $ 3,797              $ 8,617                $1,153
Over 3 months through 1 year.............             8,860               19,633                 2,484
Over 1 year..............................             7,326                5,631                   202
                                                    -------              -------                ------
                                                    $19,983              $33,881                $3,839
                                                    =======              =======                ======

        The Bank operates in a very competitive environment. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive with the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The Bank offers business and consumer checking accounts, regular and money market savings accounts, and certificates of deposit having many options in their terms.

        Premises and Equipment. Bank premises and equipment was $794,000 at December 31, 2001 and $282,000 at December 31, 2000.

        Accumulated Deficit. As of December 31, 2001 the Company had an accumulated surplus of $88,000 before the mark to market adjustment made for securities held in the Available for Sale category. This surplus is in contrast to an accumulated deficit of $335,000 at December 31, 2000.

Results of Operations

        Summary of Results. The Company earned a net profit of $423,500 in 2001, which was the Company's third full year of operations. This profit figure isn't truly comparable with 2000 since the Company paid income taxes for the first time in 2001.

Performance Ratios (in thousands, except per share data).

                                                                         Year Ended December 31
                                                               ------------------------------------------
                                                                  2001            2000            1999
                                                                  ----            ----            ----

Net Profit (loss)                                               $  423          $  418          $ (604)
   Weighted average number of shares outstanding                 1,026           1,026           1,037
   Basic Profit (loss) per share                                $  .41          $  .41          $ (.58)

Earning (Loss) ratios:
   Return on average assets................................        .62%           1.01%          (3.03%)
   Return on average equity................................       4.85%           5.36%          (7.60%)
   Average equity to average assets........................      12.71%          18.10%          39.90%
   Dividend payout ratio...................................          0               0               0

        Net Interest Income. The following schedule presents the average daily balances, interest income, interest expense and average rates earned and paid for the Corporation's major categories of assets, liabilities, and shareholders' equity for the periods indicated:

                                            2001                          2000                           1999
                                 --------------------------     --------------------------     --------------------------
                                 Average             Yield/     Average             Yield/     Average             Yield/
                                 Balance   Interest  Cost       Balance   Interest  Cost       Balance   Interest  Cost

Assets:
   Short term investment            3,538       153    4.32%       2,017       126   6.25%        3,028       168   5.23%
Securities:
   Taxable                         31,747     1,975    6.22%      21,823     1,525   7.00%       10,297       575   5.58%
   Tax-exempt                       1,637        94    5.74%         290        21   7.15%          633        37   5.85%
   Loans                           29,676     2,511    8.46%      18,040     1,635   9.17%        4,707       401   8.52%
   Total earning assets/total      66,918     4,733    7.07%      42,170     3,307   7.84%       18,665     1,181   6.26%
   interest income
   Cash and due from banks          1,342                          1,083                            601
   Unrealized Gain (Loss)            (49)                           (14)                           (22)
   All other assets                   950                            780                            563
   Allowance for loan loss          (415)                          (208)                           (80)
                                   ------     -----    -----      ------     -----   -----       ------     -----   -----
      Total assets                 68,746     4,733    6.88%      43,811     3,307   7.55%       19,950     1,181   5.92%
Liabilities and Stockholders'
Equity
Interest bearing deposits:
   MMDA, Savings/NOW
   accounts                        12,719       343    2.70%      10,371       419   4.04%        5,940       187   3.15%
   Time                            38,860     2,295    5.91%      19,910     1,242   6.24%        4,513       245   5.43%
   Fed Funds Purchased                  0
   Other borrowed Money                 0
   Total interest bearing
   liabilities/interest expense    51,579     2,638    5.11%      30,281     1,661   5.49%       10,453       432   4.13%
   Noninterest bearing deposits     7,536                          5,150                          1,320
      All other liabilities           894                            430                            257
Stockholders' Equity:
   Unrealized Holding Gain
   (Loss)                             214                              0                           (34)
   Common Stock, Surplus,
   Retained Earnings                8,523                          7,950                          7,954
   Total liabilities and stock-
   holders' equity                 68,746     2,638    3.84%      43,811     1,661   3.79%       19,950       432   2.17%
   Interest spread                            2,095                          1,646                            749
   Net interest income - FTE                  2,095                          1,646                            749
   Net Interest Margin as a
   Percentage of Average
   Earnings Assets - FTE           66,918     2,095    3.13%      42,170     1,646   3.90%       18,846       749  3.97%

        Rate / Volume Analysis of Net Interest Income. The following schedule presents the dollar amount of changes in interest income and expense for major components of earning assets and interest-bearing liabilities, distinguishing between changes related to outstanding balances and changes due to interest rates.

                                               2001 Compared to 2000                    2000 Compared to 1999
                                         -------------------------------         ----------------------------------
                                      Change    Change    Change              Change     Change     Change
                                      Due to    Due to    Due to    Total     Due to     Due to     Due to     Total
                                       Rate     Volume      Mix     Change     Rate      Volume       Mix      Change
                                       ----     ------      ---     ------     ----      ------       ---      ------
                                                                      (in thousands)
Federal funds sold                      ($46)     $115     ($42)       $27       $31      ($53)      ($20)      ($42)
Investment securities--taxable          (170)      695      (75)       450       146        643        161        950
Investment securities--tax-exempt         (4)       96      (19)        73         8       (20)        (4)       (16)
Loans, net of unearned income           (128)    1,067      (63)       876        31      1,136         67      1,234
                                       ------   ------   ------      -----      ----      -----     ------      -----
Total interest income                   (348)    1,973     (199)     1,426       216      1,706        204      2,126
                                       ------   ------   ------      -----      ----      -----     ------      -----
Interest bearing deposits               (115)    1,169      (77)       977       142        819        268      1,229
Funds borrowed                             0         0        0          0         0          0          0          0
                                       ------   ------   ------     ------      ----      -----     ------      -----
Total interest expense                  (115)    1,169      (77)       977       142        819        268      1,229
                                       ------   ------   ------     ------      ----      -----     ------      -----
Net interest income                    ($233)   $  804    ($122)      $449      $ 74       $887     ($ 64)       $897
                                       ======   ======   ======     ======      ====      =====     ======      =====

Composition of Average Earning Assets and Interest Bearing Liabilities

                                                          Year Ended            Year Ended            Year Ended
                                                       December 31, 2001    December 31, 2000     December 31, 1999
                                                       -----------------    -----------------     -----------------
As a percentage of average earning assets
   Loans..........................................    $29,676      44.3%   $18,040      42.8%    $ 4,707      25.2%
   Other earning assets...........................     37,242      55.7%    24,130      57.2%     13,958      74.8%
                                                      --------   -------   --------    -------   --------    -------
      Average earning assets......................    $66,918     100.0%   $42,170     100.0%    $18,665     100.0%
                                                      =======              =======               =======

As a percent of average interest bearing liabilities
   Savings and DDA accounts.......................     12,719      24.7%    10,371      34.2%      5,940      56.8%
   Time deposits..................................     38,860      75.3%    19,910      65.8%      4,513      43.2%
   Other borrowings...............................          0         0%         0         0%          0         0%
                                                      -------     ------   -------     ------    -------     ------
      Average interest bearing liabilities........    $51,579     100.0%   $30,281     100.0%    $10,453     100.0%
                                                      =======              =======               =======

Earning asset ratio...............................                 97.3%                96.3%                 93.6%

        Provision for Loan Loss. The provision for loan losses for the year ended December 31, 2001 and 2000 was $90,000 and $243,000, respectively. The decrease in provision from 2000 to 2001 was the result of better than expected credit performance in the total loan portfolio. Management considered it prudent during the first years of operations (2000 and 1999) to provide for losses at a level which is consistent with levels maintained by banks with similar loan portfolios. Management will continue to monitor its loan loss performance and adjust its loan loss reserve to more closely align itself to its own history of losses.

        Non-Interest Income. Non-Interest income for the year ended December 31, 2001 and 2000 were $304,000 and $234,000, respectively, consisting primarily of service fees on loan and deposit accounts.

        Non-Interest Expense. Non-interest expense for the year ended December 31, 2001, was $1.9 million, which is compared with $1.4 million for the year ended December 31, 2000. The main component of non-interest expense is salaries and benefits, which totaled $846,000 and $658,000 for 2001 and 2000 respectively. Other significant components of non-interest expense consisted of occupancy and equipment expenses, data processing fees, supplies and marketing expenses.

Liquidity and Capital Resources

        The Company obtained its initial equity capital in an initial public offering of its common stock in November 1998. The Company's plan of operation for the year of 2002 doesn't contemplate the need to raise additional capital. Management believes that its current capital and liquidity will provide the Company with adequate capital to support its expected level of deposit and loan growth and to otherwise meet its cash and capital requirements for the next year. One of the growth strategies your Company intends to pursue, which could have an effect on its equity and or require additional capital, is growth through acquisition. Such opportunities are difficult to plan and as such we aren't able to state with absolute assurance that additional equity won't be needed.

Capital Resources at December 31, 2001 (in thousands)

                                                           Tier 1
                                                          Leverage         Tier 1        Total Risk-Based
                                                           Ratio        Capital Ratio      Capital Ratio
                                                           -----        -------------      -------------

Minimum regulatory requirement for
   Capital adequacy.................................         4.0%            4.0%                 8.0%
Well capitalized regulatory level...................         5.0%            6.0%                10.0%
Consolidated........................................       10.48%          18.98%               19.91%
Bank................................................       10.48%          18.98%               19.91%
..........The following table shows the dollar amounts by which the Company's capital (on a consolidated basis) exceeds current regulatory requirements on a dollar-enumerated basis:
                                                                                                  Total
                                                           Tier 1            Tier 1            Risk-Based
                                                          Leverage           Capital             Capital
                                                          --------           -------             -------
                                                                      (in thousands of dollars)
Capital balances at December 31, 2001
   Required regulatory capital.....................        $3,282            $1,811               $3,622
   Capital in excess of regulatory minimums........         5,313             6,784                5,392
                                                           ------            ------               ------
Actual capital balances............................        $8,595            $8,595               $9,014
                                                           ======            ======               ======

        The Company's sources of liquidity include loan payments by borrowers, maturity and sales of securities available for sale, growth of deposits and deposit equivalents, federal funds sold and the issuance of common stock. Liquidity management involves the ability to meet cash flow requirements of the Company's customers. These customers may be either borrowers with credit needs or depositors wanting to withdraw funds.

Asset Liability Management and Market Risk Analysis

        Asset liability management aids the Company in maintaining liquidity while managing a balance between interest earning assets and interest bearing liabilities. Management of interest rate sensitivity attempts to avoid widely varying net interest margins and to achieve consistent net interest income through periods of changing interest rates. Management monitors the Company's exposure to interest rate changes using a GAP analysis.

Asset / Liability GAP Position for the Year Ended December 31, 2001 (in thousands)

                                                     1 to 3         4 to 12        1 to 5        Over 5
                                                     ------         -------        ------        ------
                                                     Months         Months          Years         Years       Total
                                                     ------         ------          -----         -----       -----

Interest-Earning Assets
   Federal Funds sold.........................        $3,975           $   0          $   0         $  0     $3,975
   Investment securities......................        10,485           5,760          7,230       19,035     42,510
   Loans - by maturity........................         3,645           9,654         19,469        1,687     34,455
                                                       -----           -----         ------        -----     ------

   Total interest-earning assets..............        18,105          15,414         26,699       20,722     80,940

Interest Bearing Liabilities
   DDA and Money Market.......................         3,879           8,305          7,340            0     19,524
   Savings accounts...........................         3,757           1,935              0            0      5,692
   Certificates of deposit....................         8,787          12,129         18,798            0     39,714
                                                       -----          ------         ------        -----     ------

   Total interest-bearing Liabilities.........        16,423          22,369         26,138            0     64,930

   Rate sensitivity gap and ratios:
       Gap for period.........................         1,682          (6,955)           561       20,722     16,010
       Cumulative gap.........................         1,682          (5,273)        (4,712)      16,010     16,010
   Percentage of cumulative gap
      To total assets.........................         2.00%          (6.28%)        (5.61%)      19.08%     19.08%

        Other variables besides interest rate changes may have an impact on the financial condition of the Bank including, but not limited to, growth of the Company, structure of the balance sheet, and economic and competitive factors.

Forward Looking Statements

        This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently limited and uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but aren't limited to, changes in: interest rates, general economic conditions, legislative / regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

Independent Auditor's Report

To the Board of Directors and Stockholders
Clarkston Financial Corporation and Subsidiary

We have audited the accompanying consolidated balance sheet of Clarkston Financial Corporation and subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each year in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clarkston Financial Corporation and subsidiary as of December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for each year in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Auburn Hills, Michigan January 30, 2002

Clarkston Financial Corporation and Subsidiary

Consolidated Balance Sheet
(000s omitted)

See Notes to Consolidated Financial Statements.

Clarkston Financial Corporation and Subsidiary

Consolidated Statement of Operations
(000s omitted, except per share data)

See Notes to Consolidated Financial Statements.

Clarkston Financial Corporation and Subsidiary

Consolidated Statement of Changes in Stockholders' Equity
(000s omitted, except per share data)

Book value per share is $8.45, $8.07, and $7.64 at December 31, 2001, 2000, and 1999, respectively.

See Notes to Consolidated Financial Statements.

Clarkston Financial Corporation and Subsidiary

Consolidated Statement of Cash Flows
(000s omitted)

See Notes to Consolidated Financial Statements.

Clarkston Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2001, 2000, and 1999

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation and Consolidation - The consolidated financial statements include the accounts of Clarkston Financial Corporation (the “Corporation”) and its wholly owned subsidiary, Clarkston State Bank (the “Bank”). All significant intercompany transactions are eliminated in consolidation.

Use of Estimates - The accounting and reporting policies of the Corporation and its subsidiary conform to generally accepted accounting principles. Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

Nature of Operations - Clarkston State Bank provides full-service commercial banking and consumer banking and provides other financial products and services through five branch offices to Michigan communities in Oakland County.

Significant Group Concentrations of Credit Risk - Most of the Corporation’s activities are with customers located within Michigan. Note 2 discusses the types of securities in which the Corporation invests. Note 3 discusses the types of lending in which the Corporation engages. The Corporation does not have any significant concentrations to any one industry or customer.

Cash and Cash Equivalents - For the purpose of the consolidated statement of cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold, all of which mature within 90 days.

Securities - Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Clarkston Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2001, 2000, and 1999

Note 1 - Summary of Significant Accounting Policies (Continued)

Loans - The Corporation grants mortgage, commercial, and consumer loans to customers. Loans are reported at their outstanding unpaid principal balances adjusted for charge offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on loans is discontinued at the time the loan is 90 days’ delinquent unless the credit is well-secured and in process of collection. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses - The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based on management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the profitability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

Clarkston Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2001, 2000, and 1999

Note 1 - Summary of Significant Accounting Policies (Continued)

Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including length of the delay, the reasons of the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures.

Credit-related Financial Instruments - In the ordinary course of business, the Corporation has entered into commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

Adoption of FAS 133 - On January 1, 2001, the Corporation adopted Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The accounting for derivatives had no effect on the financial statements.

Banking Premises and Equipment - Land is carried at cost. Buildings and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation, computed on the straight-line method, is charged to operations over the estimated useful lives of the assets. Leasehold improvements are amortized over the terms of their respective leases or the estimated useful lives of the improvements, whichever is shorter.

Intangible Assets - Intangible assets approximating $105,000, net of accumulated amortization of $77,000, consist entirely of deposit intangibles acquired in a branch acquisition completed during 1999. Amortization is calculated on a straight-line basis over the estimated asset life of eight years.

Clarkston Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2001, 2000, and 1999

Note 1 - Summary of Significant Accounting Policies (Continued)

Income Taxes - Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the various temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Stock Compensation Plans - The Corporation has chosen to measure compensation cost for director and employee stock compensation plans using the intrinsic value-based method of accounting, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an option holder must pay to acquire the stock. Stock options issued under the Corporation’s stock option plan have no intrinsic value at the grant date, and no compensation cost is recognized is for them. The fair value-based method of accounting for stock compensation plans measures compensation cost at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Corporation has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value-based method of accounting has been applied. The pro forma disclosures include the effects of all awards granted since the Corporation’s inception (see Note 11).

Earnings per Share - Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method.

Book Value per Share - Book value per share represents total stockholders’ equity divided by the total number of shares outstanding at the end of each period.

Other Comprehensive Income - Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, however, such as unrealized gains and losses on available-for-sale securities, are reported as a direct adjustment to the equity section of the balance sheet. Such items, along with net income, are considered components of comprehensive income. At December 31, 2001 and 2000, accumulated other comprehensive income consists solely of unrealized gains (losses) on available-for-sale securities.

Clarkston Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2001, 2000, and 1999

Note 1 - Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements - In July 2001, the FASB issued Statement No. 141, Business Combinations (FAS 141). FAS 141 is effective for transactions initiated after June 30, 2001. The statement eliminated the pooling of interest method to account for business combinations, and therefore, the purchase method of accounting is the sole option.

Concurrently with the issuance of FAS 141, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. This statement changes the accounting for goodwill and other intangible assets effective for fiscal years beginning after December 15, 2001. The primary provision of the statement is that unless an intangible asset can be separately identified, the asset is considered goodwill. This provision is critical as the accounting for separately identifiable intangible assets has a different accounting treatment than goodwill. Generally, intangible assets that meet certain criteria are recognized and amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives will not be amortized. Instead, such assets will be tested for impairment at least annually. The initial implementation of FASB Statement No. 142 will have an immaterial impact on the Corporation since it does not have any intangible assets with indefinite lives.

Note 2 - Securities

The amortized cost and estimated market value of securities are as follows at December 31, 2001 and 2000 (000s omitted):

Clarkston Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2001, 2000, and 1999

Note 2 - Securities (Continued)

The amortized cost and estimated market value of held-to-maturity securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (000s omitted):

Clarkston Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2001, 2000, and 1999

Note 2 - Securities (Continued)

Securities having a carrying value of $6,887,000 and $6,772,000 (market value of $6,946,000 and $6,726,000) were pledged at December 31, 2001 and 2000, respectively, to secure public deposits, repurchase agreements, and for other purposes required by law.

Proceeds from the sale of available-for-sale securities were $25,375,000, $8,675,000, and $6,742,000 in 2001, 2000, and 1999, respectively. Gross gains of $140,000, $1,000, and $0 and gross losses of $0, $10,000, and $48,000 were recognized on those sales in 2001, 2000, and 1999, respectively.

During the year, the bank sold approximately $4,257,000 of held-to-maturity securities, due to concerns about the issuer’s creditworthiness. Proceeds from the sale of held-to-maturity securities were $4,344,000 in 2001. Gross gains of $87,000 were recognized on those sales in 2001. There were no sales of held-to-maturity securities in 2000.

Note 3 - Loans

Major categories of loans included in the portfolio at December 31, 2001 and 2000 are as follows (000s omitted):

Certain directors of the Corporation and the Bank, including their associates, were loan customers of the subsidiary bank. Such loans were made in the ordinary course of business and do not involve more than a normal risk of collectibility. The outstanding loan balance for these persons at December 31, 2001 and 2000 totaled $1,604,000 and $1,308,000, respectively. During 2001, $857,000 of new loans were made and repayments totaled $561,000. The total unused commitments for these loans totaled $490,000 at December 31, 2001.

Clarkston Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2001, 2000, and 1999

Note 3 - Loans (Continued)

Loan maturities and rate sensitivity of the loan portfolio at December 31, 2001 are as follows (000s omitted):

Note 4 - Allowance for Possible Loan Losses

A summary of the activity in the allowance for possible loan losses (ALL) is as follows (000s omitted):

The Bank considers all nonaccrual and reduced-rate loans (with the exception of residential mortgages and consumer loans) to be impaired. There are approximately $100,000 of impaired loans outstanding as of December 31, 2001. There was no required specific allowance for the impaired loans.

Clarkston Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2001, 2000, and 1999

Note 5 - Bank Premises and Equipment

The following is a summary of Bank premises and equipment for the years ended December 31, 2001 and 2000 (000s omitted):

Depreciation expense for the years ended December 31, 2001, 2000, and 1999 amounted to $86,000, $94,000, and $82,000, respectively.

Note 6 - Deposits

The following is a summary of interest-bearing deposit accounts at December 31, 2001 and 2000 (000s omitted):

Clarkston Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2001, 2000, and 1999

Note 6 - Deposits (Continued)

The remaining maturities of certificates of deposit outstanding at December 31, 2001 are as follows (000s omitted):

Note 7 - Income Taxes

The Corporation and the Bank file a consolidated income tax return. The following is a summary of the provision for income taxes for the years ended December 31, 2001, 2000, and 1999.

Allocation of income taxes between current and deferred portions is as follows (000s omitted):

Clarkston Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2001, 2000, and 1999

Note 7 - Income Taxes (Continued)

The difference between reported federal income tax expense and the amount computed by applying statutory tax rates to income before income taxes is as follows:

The temporary differences that comprise deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows (000s omitted):

Clarkston Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2001, 2000, and 1999

Note 8 - Off-balance-sheet Activities

Credit-related Financial Instruments - The Corporation is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

The Corporation’s exposure to credit loss is represented by the contractual amount of these commitments. The Corporation follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

The Bank had loan commitments and standby letters of credit totaling $16,125,000 and $14,040,000 at December 31, 2001 and 2000, respectively, on which loans of $11,467,000 and $7,568,000, respectively, were outstanding at year end and included in the Bank’s consolidated balance sheet.

Commitments to extend credit are agreements to lend a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Corporation, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Corporation is committed.

Commercial and standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters of credit are primarily used to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The Corporation generally holds collateral supporting those commitments if deemed necessary.

Clarkston Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2001, 2000, and 1999

Note 8 - Off-balance-sheet Activities (Continued)

Collateral Requirements - To reduce credit risk related to the use of credit-related financial instruments, the Corporation generally obtains collateral. The amount and nature of the collateral obtained is based on the Corporation’s credit evaluation of the customer. Collateral held varies but may include cash, securities, accounts receivable, inventory, property, plant, and equipment, and real estate.

Note 9 - Related Parties

Operating Lease - The Bank entered into a lease for its main operating facility under a noncancelable lease expiring on October 1, 2003. The facility was leased from an entity owned by certain members of the Board of Directors of the Corporation and the Bank. The lease payment obligation was $5,000 per month through December 1, 2000 and is $5,250 per month thereafter. The Bank is responsible for all taxes, utilities, and maintenance costs for the facility.

The annual future minimum lease payments required under the noncancelable operating lease are $63,000 in 2002 and $47,250 in 2003.

Note 10 - Restriction on Dividends or Dividends from Banking Subsidiary

Unless prior regulatory approval is obtained, banking regulations limit the amount of dividends that the Corporation’s banking subsidiary can declare to current year net profits, as defined in the Federal Reserve Act, and retained net profits from prior years. There were no dividends declared or paid by the Bank to the holding company during 2001, 2000, or 1999.

Note 11 - Stock-based Compensation

The Corporation has two stock-based compensation plans. Under the employees’ Stock Compensation Plan (“Employee Plan”), the Corporation may grant options to key employees for up to 26,125 shares of common stock. Under the 1998 Founding Directors Stock Option Plan (“Director Plan”), the Corporation may grant options for up to 78,375 shares of common stock. Under both plans, there is a minimum vesting period of between one to three years before the options may be exercised, and all options expire 10 years after the date of their grant. Certain options (contingent options) under both plans vest on an accelerated basis upon the achievement of various future financial and operational goals. All such options vest 9.5 years after the date of grant regardless of achievement of future goals. Under both plans, the exercise price of each option equals the market price of the Corporation’s common stock on the date of grant.

Clarkston Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2001, 2000, and 1999

Note 11 - Stock-based Compensation (Continued)

The following table summarizes stock option transactions for both plans and the related average exercise prices for the years ended December 31, 2001, 2000, and 1999:

The following table shows summary information about fixed stock options outstanding at December 31, 2001:

The Corporation has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, but applies the intrinsic value method to account for its plan. The Corporation has estimated fair value of the options granted in 2000 at $2.34 per share, using a “minimum value” concept. The value was calculated using an assumed interest rate of 6.5 percent and estimated life of 5.0 years.

Clarkston Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2001, 2000, and 1999

Note 11 - Stock-based Compensation (Continued)

If the Corporation had elected to recognize compensation costs for the plans based on the fair value of awards at the grant date, net income (loss) per share on a pro forma basis would have been as follows (000s omitted, except per share data):

Note 12 - Common Stock

In October 2000, the Corporation declared an 11-for-10 stock split. The Corporation issued the additional shares of common stock to its stockholders for the purpose of effecting a reduction in the unit price of the shares and obtaining a wider distribution and improved marketability of the shares. The additional shares issued were not intended to be a distribution of earnings. All applicable per share amounts for periods presented have been retroactively adjusted to reflect the transaction.

Note 13 - Financial Instruments

Fair Values of Financial Instruments - The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based on quoted market prices. However, in many instances, there are no quoted market prices for the Corporation’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Corporation.

Note 13 - Financial Instruments (Continued)

The terms and short-term nature of certain assets and liabilities result in their carrying amount approximating fair value. These include cash and due from banks, interest-bearing deposits in banks, federal funds sold, and securities purchased under resale agreements, customers’ acceptance liabilities, short-term borrowings, and bank acceptance outstanding. The following methods and assumptions were used by the Bank to estimate the fair values of the remaining classes of financial instruments.

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

Clarkston Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2001, 2000, and 1999

Note 14 - Minimum Regulatory Capital Requirements

The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts, and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001 and 2000, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

Since the Bank is considered a de novo or start-up bank, the minimum total capital ratio for 2001 is 8 percent. As of December 31, 2001, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier I risked-based, and Tier I leverage ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s capital category. The Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2001 and 2000 are also presented in the table.

Clarkston Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2001, 2000, and 1999

Note 14 - Minimum Regulatory Capital Requirements (Continued)

Note 15 - Parent-only Condensed Financial Information

The condensed financial information that follows presents the financial condition of Clarkston Financial Corporation (the “Parent Company”), along with the results of its operations and its cash flows. The Parent Company has recorded its investments in its subsidiary at cost plus its share of the undistributed earnings of its subsidiary since inception. The Parent Company recognizes dividends from its subsidiary as revenue and undistributed earnings of its subsidiary as other income. The Parent Company financial information should be read in conjunction with the Corporation’s consolidated financial statements.

Clarkston Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2001, 2000, and 1999

Note 15 - Parent-only Condensed Financial Information (Continued)

The condensed balance sheet as of December 31, 2001 and 2000 (with 000s omitted) is as follows:

The condensed statement of operations for the years ended December 31, 2001, 2000, and 1999 (000s omitted) is as follows:

Clarkston Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2001, 2000, and 1999

Note 15 - Parent-only Condensed Financial Information (Continued)

The condensed statement of cash flows for the years ended December 31, 2001, 2000, and 1999 (000s omitted) is as follows:

Clarkston Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2001, 2000, and 1999

Note 16 - Earnings per Share

Earnings per share data is the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Potential dilutive securities that have an antidilutive effect have been excluded from the computation. The calculation of earnings per share for the years ended December 31, 2001, 2000, and 1999 is as follows:

SHAREHOLDER INFORMATION

Notice of Annual Meeting

        The Company’s Annual Meeting of Shareholders will be held at 10:00 a.m. on May 7, 2002, at Deer Lake Racquet Club, 6167 White Lake Road, Clarkston, Michigan 48346.

Transfer Agent and Registrar

        Continental Stock Transfer & Trust Company serves as the transfer agent and registrar of the Company’s Common Stock. Their address is 2 Broadway, 19th Floor, New York, New York 10004 (telephone 212-509-4000)

Market Makers

        The Company had three market makers at December 31, 2001: Hilliard Lyons, Fahnstock, Howe Barnes.

Executive Officers and Directors

Executive Officers:
Edwin Adler, Chairman of the Company and the Bank
David T. Harrison, President and CEO of the Company and CEO of the Bank
Bruce H. McIntyre, Secretary of the Company
Dawn M. Horner, President and Chief Operating Officer of the Bank
Grant Smith, Chief Financial Officer of the Company and the Bank

Directors:
Edwin L. Adler, Director of the Company and the Bank
Louis D. Beer, Director of the Company and the Bank
William J. Clark, Director of the Company and the Bank
Heather Coats, Director of the Bank
Charles L. Fortinberry, Director of the Company
David T. Harrison, Director of the Company
Bruce H. McIntyre, Director of the Company and the Bank
Lee McNew, Director of the Bank
Robert A. Olsen, Director of the Company and the Bank
Dennis Ritter, Director of the Bank
Ken Rogers, Director of the Bank
Ted J. Simon, Director of the Bank
John H. Welker, Director of the Company and the Bank

::ODMA\PCDOCS\GRR\684577\3

Exhibit 21
SUBSIDIARIES OF REGISTRANT

        Clarkston State Bank - 100% owned
        Incorporated as a Michigan Banking Corporation
        15 South Main Street
        Clarkston, Michigan 48346

Exhibit 23

INDEPENDENT AUDITORS’ CONSENT

Board of Directors
Clarkston Financial Corporation

We consent to the incorporation by reference in the registration statements on Form S-8 (File No. 333-70297 and File No. 333-70299) of our report dated January 30, 2002, on our audit of the consolidated financial statements for the years ended December 31, 2001, 2000, and 1999 which report is included in this Annual report on form 10-KSB.

March 29, 2002 Auburn Hills, Michigan	/s/ PLANTE & MORAN, LLP

::ODMA\PCDOCS\GRR\659371\2