Form 10QSB
period 2002-03-31
CLARKSTON FINANCIAL CORP
filed 2002-05-15
CIK 1068366

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    X    No

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,026,012 shares of the Company’s Common Stock (no par value) were outstanding as of March 31, 2002.

Transitional Small Business Disclosure Format (check one):  Yes           No    X

Page Number(s)
Part I.	Financial Information (unaudited):
Item 1.
Consolidated Financial Statements.............................................................
Notes to Consolidated Financial Statements..............................................

Item 2.
Management's Discussion and Analysis of
	Financial Condition and Results of Operations..........................................	3-7 8-11 12-14
Part II.	Other Information:
Item 1.
Legal Proceedings........................................................................................

Item 2.
Changes in Securities and Use of Proceeds.................................................

Item 3.
Defaults Upon Senior Securities.................................................................

Item 4.
Submission of Matters to a Vote of Security Holders................................

Item 5.
Other Information.......................................................................................

Item 6.
	Exhibits and Reports on Form 8-K.............................................................	15 15 15 15 15 15
Signatures	.....................................................................................................................	16

Part I  Financial Information (unaudited)

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
March 31, 2001 (unaudited) and December 31, 2001
(dollars in thousands, except per share data)

                                                                        March 31,           December 31,
                                                                           2002                 2001
                                                                         --------             --------
                                                                        (unaudited)
ASSETS

Cash and Cash Equivalents
       Total cash and due from banks.............................         $  1,503          $  1,856
        Federal funds sold.......................................            2,872             3,975
                                                                          --------          --------
            Total Cash and Cash Equivalents......................            4,375             5,831

Securities Held to Maturity......................................            5,602             5,605
Securities Available for Sale, at fair value.....................           44,565            36,905

Loans, less Loan Loss Reserve
       Total loans...............................................           35,658            34,455
       Allowance for loan losses.................................             (434)            (419)
                                                                          ---------         --------
       Net Loans.................................................           35,224            34,036

Net Property and Equipment.......................................              776               794
Accrued interest receivable......................................              619               441
Deferred Tax Asset...............................................              396               140

Other Assets.....................................................              183               168
                                                                          --------          --------
            Total Assets.........................................         $ 91,742          $ 83,920
                                                                          ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
       Noninterest-bearing.......................................            9,636             9,230
       Interest-bearing..........................................           72,583            64,930
                                                                          --------          --------
            Total deposits.......................................           82,219            74,160
       Accrued Expenses and Other Liabilities....................            1,227             1,093

Shareholders' Equity
       Common stock, no par value: 10,000,000
             Shares authorized; 1,026,012 shares
             issued and outstanding as of March 31,
             2002 and December 31, 2001..........................            4,306             4,306
       Capital surplus...........................................            4,306             4,306
       Retained Earnings.........................................              213                88
       Accumulated other comprehensive income (loss).............             (531)             (33)
                                                                          ---------         --------
             Total Shareholder Equity............................            8,294             8,667
                                                                          --------          --------

              Total Liabilities and Shareholders' Equity.........         $ 91,742          $ 83,920
                                                                          ========          ========

See accompanying notes to consolidated financial statements

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME
Three Month Periods Ended March 31, 2002 and March 31, 2001
(dollars in thousands, except per share data)
(unaudited)

                                                                     Three Months          Three Months
                                                                         Ended                 Ended
                                                                    March 31, 2002        March 31, 2001
                                                                    --------------        --------------

Interest Income
       Loans, including fees ..................................     $     692             $     577
       Securities..............................................           663                   465
       Federal Funds sold......................................            18                    62
                                                                    ---------             ---------
            Total interest income..............................         1,373                 1,104

Interest Expense
       Deposits................................................           620                   612
       Other...................................................             0                     0
                                                                    ---------             ---------
            Total interest expense.............................           620                   612

Net Interest Income............................................           753                   492

Provision  for loan losses.....................................            15                    17
                                                                    ---------             ---------

Net interest income
After provision for loan losses................................           738                   475

Noninterest income                                                                               75
     Gains (losses) on sale of securities......................            20                    21
     Other income..............................................            85                    54
                                                                    ---------             ---------
            Total noninterest income...........................           105                    75

Noninterest expense
     Salaries and benefits.....................................           343                   197
     Occupancy expense of premises.............................            63                    38
     Furniture and equipment expense...........................            46                    32
     Computer and data processing expenses.....................            60                    47
     Advertising and public relations..........................            19                    18
     Professional fees.........................................            42                    36
     Amortization of deposit premium
         and conversion cost...................................             8                     6
     Other expense.............................................            65                    10
                                                                    ---------             ---------
            Total noninterest expense..........................           646                   384
                                                                    ---------             ---------

Profit before federal income tax...............................           197                   166

Federal income tax.............................................            72                    52
                                                                    ---------             ---------

Net profit ....................................................     $     125             $     114
                                                                    =========             =========

Basic and diluted profit per share.............................     $     .12            $      .11
                                                                    =========            ==========

See accompanying notes to consolidated financial statements

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Three Month Periods Ended March 31, 2002 and March 31, 2001
(dollars in thousands)
(Unaudited)

                                                                     Three Months          Three Months
                                                                         Ended                 Ended
                                                                    March 31, 2002        March 31, 2001
                                                                    --------------        --------------

Net Profit as Reported.........................................       $     125             $      114

Other Comprehensive Income (Loss), Net of Tax:

       Change in unrealized gain / loss on securities
           available for sale..................................            (498)                    23
                                                                      ----------            ----------

Comprehensive Profit (Loss)....................................       $    (373)            $      137
                                                                      ==========            ==========

See accompanying notes to consolidated financial statements

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Three Months ended March 31, 2002
(dollars in thousands)
(Unaudited)

                                                                                               Accumulated
                                                                                                  Other              Total
                                                     Common      Capital      Retained        Comprehensive      Shareholders'
                                                      Stock      Surplus      Earnings            Income            Equity
                                                    ---------    -------      --------      ------------------    ----------

Balance December 31, 2001.....................      $  4,306     $ 4,306      $    88           $    (33)          $   8,667

Net income for three months
Ended March 31, 2002 (unaudited)..............                                    125                                    125

Decrease  in  fair  market  value  of  securities
available for sale............................             0           0            0               (498)               (498)
                                                    --------     -------      -------           ---------          ----------

Balance March 31, 2002........................      $  4,306     $ 4,306      $   213           $   (531)          $    8,294
                                                    ========     =======      =======           =========          ==========

See accompanying notes to consolidated financial statements

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months ended March 31, 2002 and March 31, 2001
(dollars in thousands)
(unaudited)

                                                                     Three Months          Three Months
                                                                         Ended                 Ended
                                                                    March 31, 2002        March 31, 2001
                                                                    --------------        --------------

Net Cash Provided by Operating Activities:
    Net cash provided by operating activities................           $      40            $     235

Cash Flows from Investing Activities:
    Net increase in loans....................................              (1,203)              (1,630)
    Purchase of held-to-maturity securities..................                   0                    0
    Proceeds from maturities of held-to-maturity securities..                   0                    0
    Proceeds from sales of held-to-maturity securities.......                   0                5,306
    Purchase of available-for-sale securities................              (9,343)              (2,394)
    Proceeds from sales of available-for-sale securities.....               1,001                3,510
    Property and equipment expenditures......................                 (10)                (242)
                                                                        ---------            ---------
    Net cash provided by investing activities................              (9,555)               4,550

Cash Flows from Financing Activities:
    Increase in deposits.....................................               8,059                 (799)
                                                                        ---------            ---------

Net increase in cash and cash equivalents....................              (1,456)               3,986
Cash and cash equivalents at beginning of year...............               5,831                3,412
                                                                        ---------            ---------

Cash and cash equivalents at March 31, 2002 and 2001.........           $   4,375                7,398
                                                                        =========            =========

See accompanying notes to consolidated financial statements

CLARKSTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002 (unaudited) and December 31, 2001

NOTE 1 – BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Proxy Statement dated April 1, 2002 containing audited financial statements as of December 31, 2001, 2000 and 1999.

NOTE 2 – COMPUTATION OF EARNINGS PER SHARE

        Basic earnings (loss) per share is based on net income (loss) divided by the weighted average number of shares outstanding during the period.

NOTE 3 – PRINCIPLES OF CONSOLIDATION

        The accompanying consolidated financial statements include the accounts of Clarkston Financial Corporation (the "Company"), and its wholly-owned subsidiary, Clarkston State Bank (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

CLARKSTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002 (unaudited) and December 31, 2001

NOTE 4 - SECURITIES

The amortized cost and fair values of securities were as follows (dollars in thousands):

Available for Sale

                                                                   Gross          Gross        Estimated
                                                   Amortized     Unrealized     Unrealized       Market
                                                      Cost         Gains          Losses         Value
                                                   ---------     ----------     ----------     ---------

  March 31, 2002 (Unaudited)
  --------------------------
         Taxable variable rate demand
             Municipal revenue bonds,
             Short term corporate
             Commercial paper, and bonds
             of government agencies...........     $ 45,369        $    267      $ (1,071)     $ 44,565
                                                   ========        ========      =========     ========

Held to Maturity

  March 31, 2002 (Unaudited)
  --------------------------
         Taxable variable rate demand
             Municipal revenue bonds,
             Short term corporate
             Commercial paper, and bonds
             of government agencies...........     $  5,602        $      4      $    (93)     $  5,513
                                                   ========        ========      =========     ========

Contractual maturities of debt securities at March 31, 2002, were as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                       Available-for-Sale Securities
                                                                      -------------------------------
                                                                     Amortized            Estimated
                                                                        Cost             Market Value
                                                                     ---------           ------------
                                                                          (dollars in thousands)

      Due from 2002 to 2003................................             $     0               $     0
      Due from 2003 to 2005................................                   0                     0
      Due from 2005 to 2007................................               1,316                 1,311
      Due from 2007 to 2032................................              44,053                43,254
                                                                        -------               -------
                                                                        $45,369               $44,565
                                                                        =======               =======

                                                                             Held-To-Maturity
                                                                      -------------------------------
                                                                     Amortized            Estimated
                                                                        Cost             Market Value
                                                                     ---------           ------------

      Due from 2002-2003...................................           $     0                 $     0
      Due from 2003-2005...................................                 0                       0
      Due from 2005-2007...................................                 0                       0
      Due from 2007-2032...................................             5,602                   5,513
                                                                      -------                 -------
                                                                      $ 5,602                 $ 5,513
                                                                      =======                 =======

(Continued)

CLARKSTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002 (unaudited) and December 31, 2001

NOTE 5 - LOANS

Loans are as follows (dollars in thousands):

                                                                       March 31,            December 31,
                                                                         2002                   2001
                                                                     ------------            ----------
                                                                   (unaudited)
       Commercial.............................................           $ 26,993              $ 25,299
       Mortgage...............................................              4,819                 5,441
       Consumer...............................................              3,846                 3,715
                                                                         --------              --------
                                                                           35,658                34,455
       Allowance for loan losses..............................                434                   419
                                                                         --------              --------
                                                                         $ 35,224              $ 34,036
                                                                         ========              ========

        Activity in the allowance for loan losses is as follows (dollars in thousands):

                                                                     Three months             For the
                                                                         Ended              Year Ended
                                                                    March 31, 2002          December 31,
                                                                      (Unaudited)               2001
                                                                      -----------            ----------

       Balance at beginning of period.........................              $ 419              $    379
              Provision charged to operating expense..........                 15                    90
       Net loans (charge-offs) recoveries.....................                  0                  (50)
                                                                            -----              --------

       Balance at end of period...............................              $ 434              $    419
                                                                            =====              ========

       Allowance for loan losses as a percentage of
              loans at end of period..........................              1.22%                 1.21%
                                                                            =====              ========

(Continued)

CLARKSTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002 (unaudited) and December 31, 2001

NOTE 6 - PREMISES AND EQUIPMENT - NET

Premises and equipment are as follows (dollars in thousands):
                                                                               Accumulated      Carrying
                                                                     Cost      Depreciation       Value
                                                                     ----      ------------      -------

March 31, 2002 (unaudited)
--------------------------
     Building and improvements..............................       $   404        $    62        $  342
     Furniture and equipment................................           662            228           434
                                                                   -------        -------        ------
                                                                   $ 1,066        $   290        $  776
                                                                   =======        =======        ======

December 31, 2001
-----------------
     Building and improvements..............................       $   404        $    57        $  347
     Furniture and equipment................................           652            205           447
                                                                   -------        -------        ------
                                                                   $ 1,056        $   262        $  794
                                                                   =======        =======        ======

NOTE 7 - DEPOSITS

Interest-bearing deposits are summarized as follows (dollars in thousands):

                                                                       March 31,            December 31,
                                                                         2002                   2001
                                                                     ------------            ----------

Demand deposit accounts.......................................            $  2,755             $  2,233
Money market accounts.........................................              21,340               17,291
Savings accounts..............................................               5,935                5,692
Certificates of Deposit.......................................              42,553               39,714
                                                                          --------             --------
                                                                          $ 72,583             $ 64,930
                                                                          ========             ========

(Continued)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Financial Condition

        Total assets of the Company increased by $7.8 million or 9.3% to $91.7 million at March 31, 2002, from $83.9 million at December 31, 2001. The increase in assets is primarily attributable to the Bank continuing to attract customer deposits. The Company anticipates that the Bank's assets will continue to increase during 2002, which is the Bank's fourth full year of operations.

        Cash and cash equivalents, which include federal funds sold and short-term investments, decreased $1.4 million or 24.1% to $4.4 million at March 31, 2002 from $5.8 million at December 31, 2001. The decrease is primarily the result of reinvesting cash into investments in an effort to get better utilization and additional spread income.

        Securities increased $7.7 million or 18.1% to $50.2 million at March 31, 2002 from $42.5 million at December 31, 2001. The increase is the result of deposit growth and efforts to increase spread income by keeping less cash in federal funds.

        Total loans increased by $1.2 million or 3.5% to $35.7 million at March 31, 2002, from $34.5 million at December 31, 2001. Management believes that total loans will continue to increase over time as economic and local market conditions improve.

        The allowance for loan losses as of March 31, 2002 was $434,000, representing approximately 1.22% of total loans outstanding, compared to $419,000 as of December 31, 2001.

        As of December 31, 2001, the Company had an accumulated profit of $88,000 and as of March 31, 2002, the accumulated profit was $213,000. The accumulated profit continues to improve as the Bank has increased its net interest and non-interest income while continuing to maintain low operating expenses.

Results of Operations

        The Company's net profit was $125,000 for the first quarter of 2002 compared to net profit of $114,000 for the first quarter of 2001. The Bank began operations in 1999 and has earned a profit every month since January, 2000. Net profit for the three month period ended March 31, 2002 included a federal income tax provision of $72,000.

        Interest income for the first quarter of 2002 was $1.37 million, an increase of 24.5% from interest income of $1.1 for the first quarter of 2001. This increase resulted primarily from the increase in loans and securities. Interest expense was $620,000 for the three months ended March 31, 2002, an increase of 1.3% from interest expense of $612,000 for the three months ended March 31, 2002. This consisted of interest paid on interest bearing deposits.

        The Company had an allowance for loan losses of approximately 1.22% of total loans at March 31, 2002. The provision expense for loan loss for the three month period ended March 31, 2002, was $15,000. Management believes the current rate of providing for the loan loss reserve is adequate.

        In each accounting period, management evaluates the problems and potential losses in the loan portfolio. Moreover, consideration is also given to off-balance sheet items that may involve credit risk, such as commitments to extend credit. Management's evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial condition of borrowers, adequacy of collateral, industry concentrations within the portfolio and general economic conditions. The results of these evaluations are reflected in the allowance and periodic provision for credit losses. Please note, the Bank has no other off-balance sheet liabilities other than commitments to extend credit in the form of letters and lines of credit

        The primary risk element considered by management regarding each installment and residential real estate loan is the lack of timely payments. Management has a reporting system that monitors past due loans and has adopted policies to pursue its creditor's rights in order to preserve the Bank's position. The primary risk elements concerning commercial loans are the financial condition of the borrower, the sufficiency of the collateral and lack of timely payment. Management has a policy of requesting and reviewing annual financial statements from its commercial loan customers and periodically reviews the existence and value of collateral for selected loans.

        Noninterest expense was $646,000 for the first quarter of 2002, a $262,000 (or 68.2%) increase over the first quarter of 2001, the increase is primarily attributable to increases in salaries and benefits due to the increase of full time equivalents and normal raises given to employees. These increases are consistent with management's plans to grow the balance sheet as noted by the opening of several offices during 2001.

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

Item 2.	Changes in Securities and Use of Proceeds.
None.
Item 3.	Defaults Upon Senior Securities.
None.
Item 4.	Submission of Matters to a Vote of Securities Holders.
None.
Item 5.	Other Information.
None.
Item 6.	Exhibits and Reports on Form 8-K.

(a) (b)	Exhibits - Reports on Form 8-K - None.

SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002, to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARKSTON FINANCIAL CORPORATION /s/ David T. Harrison David T. Harrison President and Chief Executive Officer /s/ J. Grant Smith J. Grant Smith Chief Financial Officer

DATE:  May 15, 2002