Form 10QSB
period 2002-06-30
CLARKSTON FINANCIAL CORP
filed 2002-08-14
CIK 1068366

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,026,012 shares of the Company’s Common Stock (no par value) were outstanding as of June 30, 2002.

Transitional Small Business Disclosure Format (check one): Yes       No X

INDEX

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

Part I  Financial Information (unaudited)

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
June 30, 2002 (unaudited) and December 31, 2001
(dollars in thousands, except per share data)

                                                                      June 30,              December 31,
                                                                        2002                    2001
                                                                  ----------------         ------------
                                                                     (Unaudited)
ASSETS

Cash and Cash Equivalents
       Total cash and due from banks........................          $      1,735           $    1,856
        Federal funds sold..................................                 2,799                3,975
                                                                      -------------          ----------
            Total Cash and Cash Equivalents.................                 4,534                5,831

Securities Held to Maturity.................................                15,744                5,605
Securities Available for Sale, at fair value................                43,821               36,905

Loans, less Loan Loss Reserve
       Total loans..........................................                40,171               34,455
       Allowance for loan losses............................                  (511)               (419)
                                                                      -------------          ----------
       Net Loans............................................                39,660               34,036

Net Property and Equipment..................................                 1,402                  794
Accrued interest receivable.................................                   456                  441
Deferred Tax Asset..........................................                   153                  140

Other Assets................................................                   165                  168
                                                                      ------------           ----------
            Total Assets....................................          $    105,935           $   83,920
                                                                      ============           ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
       Noninterest-bearing..................................                12,195                9,230
       Interest-bearing.....................................                83,887               64,930
                                                                      ------------           ----------
            Total deposits..................................                96,082               74,160
       Accrued Expenses and Other Liabilities...............                   911                1,093

Shareholders' Equity
       Common stock, no par value: 10,000,000
             Shares authorized; 1,026,012 shares
             issued and outstanding as of June 30,
             2002 and December 31, 2001.....................                 4,306                4,306
       Capital surplus......................................                 4,306                4,306
       Retained Earnings....................................                   388                   88
       Accumulated other comprehensive income (loss)........                   (58)                (33)
                                                                      -------------          ----------
             Total Shareholder Equity.......................                 8,942                8,667
                                                                      ------------           ----------

              Total Liabilities and Shareholders' Equity....          $    105,935           $   83,920
                                                                      =============          ==========

See accompanying notes to consolidated financial statements

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME
Three and Six Month Periods Ended June 30, 2002 and June 30, 2001
(dollars in thousands, except per share data)
(unaudited)

                                                          Three Months     Three Months       Six Months        Six Months
                                                             Ended             Ended            Ended             Ended
                                                         June 30, 2002     June 30, 2001    June 30, 2002     June 30, 2001
                                                         -------------     -------------    -------------     -------------
                                                          (unaudited)       (unaudited)      (unaudited)       (unaudited)

Interest Income
       Loans, including fees .........................         $745           $   590            $1,437        $   1,167
       Securities.....................................          739               468             1,402              933
       Federal Funds sold.............................           17                38                35              100
                                                          ---------         ---------         ---------        ---------
            Total interest income.....................        1,501             1,096             2,874            2,200

Interest Expense
       Deposits.......................................          667               597             1,287            1,029
       Other..........................................            0                0                 0                0
                                                          ---------         ---------         ---------        ---------
            Total interest expense....................          667               597             1,287            1,209

Net Interest Income...................................          834               499             1,587              991

Provision for loan losses.............................           30                24                45               41
                                                          ---------         ---------         ---------        ---------

Net interest income
After provision for loan losses.......................          804               475             1,542              950

Noninterest income
     Gains on sale of securities......................           21                17                41               38
     Other income.....................................           95                80               180              155
                                                          ---------         ---------         ---------        ---------
            Total noninterest income..................          116                97               221              193

Noninterest expense
     Salaries and benefits............................          347               207               690              404
     Occupancy expense of premises....................           63                36               126               74
     Furniture and equipment expense..................           42                38                88               70
     Computer and data processing expenses............           60                50               120               97
     Advertising and public relations.................           27                34                46               52
     Professional fees................................           30                21                72               57
     Amortization of deposit premium
         and conversion cost..........................            8                 6                16                2
     Other expense....................................           86                37               151               68
                                                          ---------         ---------         ---------        ---------
            Total noninterest expense.................          663               429             1,309              834
                                                          ---------         ---------         ---------        ---------

Profit before federal income tax......................          257               143               454              309

Federal income tax....................................           82                45               154               97
                                                          ---------         ---------         ---------        ---------

Net profit ...........................................          175          $     98               300          $   212
                                                          =========         =========         =========        =========

Basic and diluted profit per share....................        $ .17          $    .10             $ .29         $    .21
                                                          =========         =========         =========        =========

See accompanying notes to consolidated financial statements.

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Month Periods Ended June 30, 2002 and June 30, 2001
(dollars in thousands)
(Unaudited)

                                                         Three Months     Three Months      Six Months     Six Months
                                                            Ended             Ended           Ended           Ended
                                                           June 30,         June 30,         June 30,       June 30,
                                                             2002             2001             2002           2001
                                                             ----             ----             ----           ----

Net profit as Reported............................            $175           $   98             $300         $  212

Other Comprehensive Income (loss), Net of Tax:

      Change in unrealized gain / loss on securities
          available for sale......................             473              (6)             (25)             17
                                                       -----------            -----       ----------         ------

Comprehensive Profit..............................            $648           $   92             $275        $   229
                                                       ===========           ======       ==========        =======

See accompanying notes to consolidated financial statements.

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Six Months ended June 30, 2002
(dollars in thousands)
(Unaudited)

                                                                                                Accumulated
                                                                                                   Other              Total
                                                     Common      Capital      Retained         Comprehensive      Shareholders'
                                                      Stock      Surplus      Earnings             Income            Equity
                                                    ---------    -------      ---------      ------------------  --------------

Balance December 31, 2001.....................      $  4,306     $ 4,306      $     88           $    (33)           $   8,667

Net income for six months
Ended June 30, 2002 (unaudited)...............                                     300                                     300

Decrease  in  fair  market  value  of  securities
available for sale............................             0           0             0                (25)                 (25)
                                                    --------     -------      --------           ---------           ----------

Balance June 30, 2002.........................      $  4,306     $ 4,306      $    388           $    (58)           $   8,942
                                                    ========     =======      ========           =========           =========

See accompanying notes to consolidated financial statements.

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months ended June 30, 2002 and June 30, 2001
(dollars in thousands)
(unaudited)

                                                                            Six Months                          Six Months
                                                                               Ended                               Ended
                                                                             June 30,                            June 30,
                                                                               2002                                 2001
                                                                            ----------                           ----------

Net Cash Provided by Operating Activities:
       Net cash provided by operating activities.....................             $        295                  $        242

Cash Flows from Investing Activities:
       Net increase in loans.........................................                  (5,716)                       (3,775)
       Purchase of held-to-maturity securities.......................                 (10,139)                       (2,906)

       Proceeds from maturities of held-to-maturity securities.......                        0                        10,605
       Proceeds from sales of held-to-maturity securities............                        0                         3,243
       Purchase of available-for-sale securities.....................                 (18,964)                      (30,465)

       Proceeds from sales of available-for-sale securities..........                   11,969                        18,806
       Property and equipment expenditures...........................                    (664)                         (439)
                                                                         ---------------------         ---------------------
       Net cash provided by investing activities.....................                 (23,514)

Cash Flows from Financing Activities:
       Increase in deposits..........................................                   21,922                         7,664
                                                                         ---------------------         ---------------------

Net increase in cash and cash equivalents............................                  (1,297)                         2,975
Cash and cash equivalents at beginning of year.......................                    5,831                         3,412
                                                                         ---------------------         ---------------------

Cash and cash equivalents at June 30, 2002 and 2001..................                   $4,534                   $     6,387
                                                                         =====================         =====================

See accompanying notes to consolidated financial statements.

CLARKSTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 (unaudited) and December 31, 2001

NOTE 1 – BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Proxy Statement dated April 1, 2002 containing audited financial statements as of December 31, 2001, 2000 and 1999.

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
June 30, 2002 (unaudited) and December 31, 2001

NOTE 4 - SECURITIES

The amortized cost and fair values of securities were as follows (dollars in thousands):

Available for Sale
                                                                 Gross            Gross        Estimated
                                                Amortized      Unrealized      Unrealized       Market
                                                   Cost          Gains           Losses          Value
                                                ---------      ----------      ----------       -------

  June 30, 2002 (Unaudited)
  -------------------------
         Taxable variable rate demand
             Municipal revenue bonds,
             Short term corporate
             Commercial paper, and bonds
             of government agencies..........    $43,909         $   198       $    (286)       $ 43,821
                                                 =======         =======       ==========       ========

Held to Maturity

  June 30, 2002 (Unaudited)
  -------------------------
         Taxable variable rate demand
             Municipal revenue bonds,
             Short term corporate
             Commercial paper, and bonds
             of government agencies..........    $15,744         $    47       $     (65)       $ 15,726
                                                 =======         =======       ==========       ========

Contractual maturities of debt securities at June 30, 2002, were as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                          Available-for-Sale Securities
                                                                         -------------------------------
                                                                        Amortized            Estimated
                                                                          Cost              Market Value
                                                                        ---------           ------------
                                                                            (dollars in thousands)

      Due from 2002 to 2003....................................              $   0                 $   0
      Due from 2003 to 2005....................................                  0                     0
      Due from 2005 to 2007....................................                998                 1,008
      Due from 2007 to 2032....................................             42,911                42,813
                                                                           -------               -------
                                                                           $43,909               $43,821
                                                                           =======               =======

                                                                                 Held-To-Maturity
                                                                         -------------------------------
                                                                        Amortized            Estimated
                                                                          Cost              Market Value
                                                                        ---------           ------------

      Due from 2002-2003.......................................              $   0                 $   0
      Due from 2003-2005.......................................                  0                     0
      Due from 2005-2007.......................................                  0                     0
      Due from 2007-2032.......................................             15,744                15,726
                                                                           -------               -------
                                                                           $15,744               $15,726
                                                                           =======               =======

(Continued)

CLARKSTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 (unaudited) and December 31, 2001

NOTE 5 - LOANS

Loans are as follows (dollars in thousands):

                                                                        June 30,            December 31,
                                                                          2002                  2001
                                                                    ---------------         ------------
                                                                      (Unaudited)

        Commercial.........................................                 $31,189              $25,299
        Mortgage...........................................                   5,914                5,441
        Consumer...........................................                   3,068                3,715
                                                                           --------             --------
                                                                             40,171               34,455
        Allowance for loan losses..........................                     511                  419
                                                                           --------             --------
                                                                            $39,660             $ 34,036
                                                                            =======             ========

        Activity in the allowance for loan losses is as follows (dollars in thousands):

                                                                          Ended              Year Ended
                                                                      June 30, 2002         December 31,
                                                                       (Unaudited)              2001
                                                                       -----------          ------------

        Balance at beginning of period.....................                   $ 419         $        379
               Provision charged to operating expense......                      45                   90
        Net loan (charge-offs) recoveries..................                      47                 (50)
                                                                              -----         ------------

        Balance at end of period...........................                   $ 511         $        419
                                                                              =====         ============

        Allowance for loan losses as a percentage of
               loans at end of period......................                   1.27%                1.21%
                                                                              =====         ============

(Continued)

CLARKSTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 (unaudited) and December 31, 2001

NOTE 6 - PREMISES AND EQUIPMENT - NET

Premises and equipment are as follows (dollars in thousands):

                                                                   (unaudited)
                                                                  June 30, 2002        December 31, 2001
                                                                  -------------        -----------------

Building and improvements..............................              $1,050                   $   404
Furniture and equipment                                                 670                       652
                                                                   --------                  --------

       Total Bank premises and equipment...............               1,720                     1,056

Less accumulated depreciation..........................                 318                       262
                                                                   --------                  --------

       Net carrying amount.............................              $1,402                   $   794
                                                                     ======                   =======

NOTE 7 - DEPOSITS

Interest-bearing deposits are summarized as follows (dollars in thousands):

                                                                   June 30,                 December 31,
                                                                     2002                       2001
                                                                --------------              ------------

Demand deposit accounts....................................             $ 5,008                 $  2,233
Money market accounts......................................              24,342                   17,291
Savings accounts...........................................               6,606                    5,692
Certificates of Deposit....................................              47,931                   39,714
                                                                       --------                 --------
                                                                       $ 83,887                 $ 64,930
                                                                       ========                 ========

(Continued)

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Financial Condition

        Total assets of the Company increased by $22.0 million or 26.2% to $105.9 million at June 30, 2002, from $83.9 million at December 31, 2001. The increase in assets is primarily attributable to the Bank continuing to attract customer deposits. The Company anticipates that the Bank's assets will continue to increase during 2002, which is the Bank's fourth full year of operations.

        Cash and cash equivalents, which include federal funds sold and short-term investments, decreased $1.3 million or 22.4% to $4.5 million at June 30, 2002 from $5.8 million at December 31, 2001. The decrease is primarily the result of reinvesting cash into investments in an effort to get better utilization and additional spread income.

        Securities increased $17.1 million or 40.2% to $59.6 million at June 30, 2002 from $42.5 million at December 31, 2001. The increase is the result of deposit growth and efforts to increase spread income by keeping less cash in federal funds.

        Total loans increased by $5.7 million or 16.5% to $40.2 million at June 30, 2002, from $34.5 million at December 31, 2001. Management believes that total loans will continue to increase over time as economic and local market conditions improve.

        The allowance for loan losses as of June 30, 2002 was $511,000, representing approximately 1.27% of total loans outstanding, compared to $419,000 as of December 31, 2001.

         Deposit growth continues to be robust increasing $21.9 million or 30% to $96.1 million for the six months ended June 30, 2002, from $74.2 million at December 31, 2001. The deposit growth is attributable to aggressively marketing the three new Bank branch offices opened in 2001.

        As of December 31, 2001, the Company had an accumulated profit of $88,000 and as of June 30, 2002, the retained earnings was $388,000. The retained earnings continue to improve as the Bank has increased its net interest and non-interest income while continuing to maintain low operating expenses.

Results of Operations

        The Company's net profit was $175,000 for the second quarter of 2002 compared to net profit of $98,000 for the second quarter of 2001. The Bank began operations in 1999 and has earned a profit every month since January, 2000. Net profit for the six month period ended June 30, 2002 was $300,000 and included a federal income tax provision of $154,000.

        Interest income for the second quarter of 2002 was $1.5 million, an increase of 36.4% from interest income of $1.1 for the second quarter of 2001. Interest income for the six months ended June 30, 2002 was $2.9 million, an increase of 31.8% from $2.2 million for the six months ended June 30, 2001. This increase resulted primarily from the increase in loans and securities. Interest expense was $667,000 for the three months ended June 30, 2002, an increase of 11.7% from interest expense of $597,000 for the three months ended June 30, 2001. Interest expense was $1.3 million for the six months ended June 30, 2002, a slight increase of 8.3% from interest expense of $1.2 million for the six months ended June 30, 2001. This consisted of interest paid on interest bearing deposits.

        The Company had an allowance for loan losses of approximately 1.27% of total loans at June 30, 2002. The provision expense for loan loss for the three month period ended June 30, 2002, was $30,000. Management believes the current rate of providing for the loan loss reserve is adequate.

        In each accounting period, management evaluates the problems and potential losses in the loan portfolio. Moreover, consideration is also given to off-balance sheet items that may involve credit risk, such as commitments to extend credit. Management's evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial condition of borrowers, adequacy of collateral, industry concentrations within the portfolio and general economic conditions. The results of these evaluations are reflected in the allowance and periodic provision for credit losses. Please note, the Bank has no other off-balance sheet liabilities other than commitments to extend credit in the form of letters and lines of credit.

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

        Noninterest expense was $663,000 for the second quarter of 2002, a $234,000 (or 54.5%) increase over the second quarter of 2001, the increase is primarily attributable to increases in salaries and benefits due to the increase of full time equivalents and normal raises given to employees. Noninterest expense was $1.3 million for the six months ended June 30, 2002, an increase of $475,000 or 57.0%, an increase over the six months ended June 30, 2001. These increases are consistent with management's plans to grow the assets of the Bank as noted by the opening of several offices during 2001.

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

        Shareholders' equity is a non-interest bearing source of funds that provides support for asset growth. The Company obtained its initial equity capital in an initial public offering of its common stock in November, 1998. The Company believes it has sufficient capital for its present size, however, given the Company's growth strategy, the Company expects it may be necessary to raise additional equity capital within the next twelve months.

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

Item 2.	Changes in Securities and Use of Proceeds.
None.
Item 3.	Defaults Upon Senior Securities.
None.
Item 4.	Submission of Matters to a Vote of Securities Holders.
(a)	The annual meeting of the shareholders of the Corporation was held on May 7, 2002.
(b)	The following directors were elected at the annual meeting for a term expiring in 2005: Louis D. Beer and William J. Clark. Other directors whose terms continued after the meeting are as follows: Edwin L. Adler, David T. Harrison, John H. Welker, Charles L. Fortinberry, Bruce H. McIntyre and Robert A. Olsen.

(c)	At the annual meeting directors were elected for terms expiring in 2005:
	Director Nominee Louis D. Beer William J. Clark	For 862,793 862,793	Against 0 0	Abstain 5,725 5,725
Item 5.	Other Information.
None.
Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits
99.1	Certificate of the Chief Executive Officer of Clarkston Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [To be filed by amendment.]

	99.2	Certificate of the Chief Financial Officer of Clarkston Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on 8-K - None.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARKSTON FINANCIAL CORPORATION /s/ Edwin L. Adler Edwin L. Adler Chairman of the Board /s/ J. Grant Smith J. Grant Smith Chief Financial Officer

DATE:  August 14, 2002

EXHIBIT INDEX

Exhibit	Description
99.1	Certificate of the Chief Executive Officer of Clarkston Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [To be filed by amendment.]

99.2	Certificate of the Chief Financial Officer of Clarkston Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 99-2

I, J. Grant Smith, Chief Financial Officer of Clarkston Financial Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)        the Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2002 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)        the information contained in the Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Clarkston Financial Corporation.

Dated: August 14, 2002

/s/ J. Grant Smith J. Grant Smith Chief Financial Officer