Form 10QSB
period 2002-09-30
CLARKSTON FINANCIAL CORP
filed 2002-11-14
CIK 1068366

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No ______

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,026,012 shares of the Company’s Common Stock (no par value) were outstanding as of September 30, 2002.

Transitional Small Business Disclosure Format (check one): Yes ______ No ____X___

INDEX

                                                                            Page
                                                                       Number(s)
                                                                       ---------

Part I Financial Information (unaudited):

                  Item 1.
                  ------
                  Consolidated Financial Statements........................  3-7
                  Notes to Consolidated Financial Statements............... 8-11

                  Item 2.
                  ------
                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations............12-15

Part II.          Other Information

                  Item 1.
                  ------
                  Legal Proceedings........................................   16

                  Item 2.
                  ------
                  Changes in Securities and Use of Proceeds................   16

                  Item 3.
                  ------
                  Defaults Upon Senior Securities..........................   16

                  Item 4.
                  ------
                  Submission of Matters to a Vote of Securities Holders....   16

                  Item 5.
                  ------
                  Other Information.........................................  16

                  Item 6.
                  ------
                  Exhibits and Reports on Form 8-K..........................  16

Signatures        ..........................................................  17

Part I   Financial Information (unaudited)

                         CLARKSTON FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
              September 30, 2002 (unaudited) and December 31, 2001
                  (dollars in thousands, except per share data)

                                                                       September 30,         December 31,
                                                                            2002                2001
                                                                      ----------------       ---------
                                                                        (Unaudited)
ASSETS

Cash and Cash Equivalents
       Total cash and due from banks................................ $         2,776      $       1,856
        Federal funds sold..........................................           2,201              3,975
                                                                     ----------------     -------------
            Total Cash and Cash Equivalents.........................           4,977              5,831

Securities Held to Maturity.........................................          16,262              5,605
Securities Available for Sale, at fair value........................          38,277             36,905

Loans, less Loan Loss Reserve
       Total loans..................................................          49,966             34,455
       Allowance for loan losses....................................            (610)              (419)
                                                                     ----------------    --------------
       Net Loans....................................................          49,357             34,036

Net Property and Equipment..........................................           1,417                794
Accrued interest receivable.........................................             552                441
Deferred Tax Asset..................................................             123                140

Other Assets........................................................             151                168
                                                                     ---------------      -------------
            Total Assets............................................     $   111,113         $   83,920
                                                                         ===========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
       Noninterest-bearing..........................................          12,246              9,230
       Interest-bearing.............................................          87,518             64,930
                                                                       -------------         ----------
            Total deposits..........................................          99,764             74,160
       Accrued Expenses and Other Liabilities.......................           1,637              1,093

Shareholders' Equity
       Common stock, no par value: 10,000,000
             Shares authorized; 1,026,012 shares
             issued and outstanding as of September 30,
             2002 and December 31, 2001.............................           4,306              4,306
       Capital surplus..............................................           4,306              4,306
       Retained Earnings............................................             583                 88
       Accumulated other comprehensive income (loss)................             517                (33)
                                                                      --------------       ------------
             Total Shareholder Equity...............................           9,712              8,667
                                                                      --------------        -----------

              Total Liabilities and Shareholders' Equity............    $   111,113         $   83,920
                                                                        ============         ==========

           See accompanying notes to consolidated financial statements

                                                  CLARKSTON FINANCIAL CORPORATION
                                                  CONSOLIDATED STATEMENT OF INCOME
                            Three and Nine Month Periods Ended September 30, 2002 and September 30, 2001
                                           (dollars in thousands, except per share data)
                                                            (unaudited)

                                           Three Months    Three Months    Nine Months     Nine Months
                                              Ended           Ended           Ended           Ended
                                           September 30,   September 30,   September 30,   September 30,
                                               2002            2001           2002            2001
                                               ----            ----           ----            ----

Interest Income
       Loans, including fees ................       $ 880         $   680         $ 2,317      $   1,847
       Securities............................         692             569           2,094          1,502
       Federal Funds sold....................          16              31              51            131
                                                 --------      ----------     -----------     ----------
            Total interest income............       1,588           1,280           4,462          3,480

Interest Expense
       Deposits..............................         729             700           2,016          1,909
       Other.................................           0               0               0              0
                                                 --------      ----------     -----------     ----------
            Total interest expense...........         729             700           2,016          1,909

Net Interest Income..........................         859             580           2,446          1,571

Provision for loan losses....................         108              32             153             73
                                                 --------      ----------     -----------     ----------

Net interest income
After provision for loan losses..............         751             548           2,293          1,498

Noninterest income
     Gains on sale of securities.............          36              89              77            127
     Other income............................          99              38             279            193
                                                 --------      ----------     -----------     ----------
            Total noninterest income.........         135             127             356            320

Noninterest expense
     Salaries and benefits...................         279             202             969            606
     Occupancy expense of premises...........          54              41             180            115
     Furniture and equipment expense.........          45              40             133            110
     Computer and data processing expenses...          54              71             174            168
     Advertising and public relations........          39              34              85             86
     Professional fees.......................          54              24             126             81
     Amortization of deposit premium
         and conversion cost.................           6               5              22             17
     Other expense...........................          53              50             204            118
                                                 --------      ----------     -----------     ----------
            Total noninterest expense........         584             467           1,893          1,301
                                                 --------      ----------     -----------     ----------

Profit before federal income tax.............         302             208             756            517

Federal income tax...........................         107              70             261            167
                                                 --------      ----------     -----------     ----------

Net profit ..................................         195       $     138     $       495        $   350
                                                 ========      ==========     ===========     ==========

Basic and diluted profit per share...........       $ .19        $    .13           $ .48       $    .34
                                                 ========      ==========     ===========     ==========

          See accompanying notes to consolidated financial statements.

                         CLARKSTON FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
  Three and Nine Month Periods Ended September 30, 2002 and September 30, 2001
                             (dollars in thousands)
                                   (Unaudited)

                                             Three Months   Three Months    Nine Months     Nine Months
                                                Ended           Ended          Ended           Ended
                                            September 30,   September 30,  September, 30   September 30,
                                                 2002           2001            2002           2001
                                                 ----           ----            ----           ----

Net profit as Reported...................       $195          $   138          $495            $  350

Other Comprehensive
  Income, Net of Tax:

      Change in unrealized gain / loss
         on securities
          available for sale.............       575              297            550               314
                                           --------           ------      ---------          --------

Comprehensive Profit.....................     $ 770          $   435        $ 1,045           $   664
                                           ========          =======      =========           =======

          See accompanying notes to consolidated financial statements.

                         CLARKSTON FINANCIAL CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      Nine Months ended September 30, 2002
                             (dollars in thousands)
                                   (Unaudited)

                                                                                                Accumulated
                                                                                                   Other              Total
                                                     Common      Capital       Retained        Comprehensive      Shareholders'
                                                      Stock      Surplus      Earnings             Income            Equity
                                                    ---------    -------      ---------      ------------------  ----------

Balance December 31, 2001.....................       $ 4,306    $4,306             $88                $(33)              $8,667

Net income for nine months
Ended September 30, 2002 (unaudited)..........                                      495                                     495

Increase  in  fair  market  value  of  securities
available for sale............................                                                         550                  550
                                                   ----------   ---------      --------               ----         ------------

Balance September 30, 2002....................       $ 4,306      $4,306   $        583           $    517      $          9,712
                                                     =======      =======  ============           ========      ================

          See accompanying notes to consolidated financial statements.

                         CLARKSTON FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
           Nine Months ended September 30, 2002 and September 30, 2001
                             (dollars in thousands)
                                   (unaudited)

                                                                         Nine Months           Nine Months
                                                                             Ended               Ended
                                                                         September 30,       September 30,
                                                                             2002                2001
                                                                          ----------             ----

Net Cash Provided by Operating Activities:
       Net cash provided by operating activities.....................       $ 1,399         $       901

Cash Flows from Investing Activities:
       Net increase in loans.........................................       (15,511)             (7,231)
       Purchase of held-to-maturity securities.......................       (10,669)             (2,906)
       Proceeds from maturities of held-to-maturity securities.......             0              12,059
       Proceeds from sales of held-to-maturity securities............             0               4,368
       Purchase of available-for-sale securities.....................       (24,465)            (46,719)
       Proceeds from sales of available-for-sale securities..........        23,496              24,656
       Property and equipment expenditures...........................          (708)               (558)
                                                                      -------------       -------------
       Net cash provided by investing activities.....................       (27,857)            (16,331)

Cash Flows from Financing Activities:
       Increase in deposits..........................................        25,603              17,078
                                                                      -------------       -------------

Net increase in cash and cash equivalents............................          (855)              1,648
Cash and cash equivalents at beginning of year.......................         5,831               3,412
                                                                      -------------       -------------

Cash and cash equivalents at September 30, 2002 and 2001.............       $ 4,976         $     5,060
                                                                      =============       =============

          See accompanying notes to consolidated financial statements.

CLARKSTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 (unaudited) and December 31, 2001

NOTE 1 – BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Proxy Statement dated April 1, 2002 containing audited financial statements as of December 31, 2001, 2000 and 1999.

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
September 30, 2002 (unaudited) and December 31, 2001

NOTE 4 - SECURITIES

The amortized cost and fair values of securities were as follows (dollars in thousands):

Available for Sale
                                                                    Gross           Gross           Estimated
                                                    Amortized     Unrealized     Unrealized          Market
                                                       Cost         Gains          Losses             Value
                                                    ----------   -----------    ------------        -------
  September 30, 2002 (Unaudited)
  ------------------------------
         Taxable variable rate demand
             Municipal revenue bonds,
             Short term corporate
             Commercial paper, and bonds
             of government agencies...........      $37,448          $935      $    (106)        $38,277
                                                    ========         ====      ==========        =======

Held to Maturity

  September 30, 2002 (Unaudited)
  ------------------------------
         Taxable variable rate demand
             Municipal revenue bonds,
             Short term corporate
             Commercial paper, and bonds
             of government agencies...........      $16,262        $621       $      (17)        $16,866
                                                  =========       =====       ===========        =======

Contractual maturities of debt securities at September 30, 2002, were as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                        Available-for-Sale Securities
                                                                       -------------------------------
                                                                        Amortized          Estimated
                                                                          Cost            Market Value
                                                                        ------           ------------
                                                                          (dollars in thousands)

      Due from 2002 to 2003....................................           $   0                 $   0
      Due from 2003 to 2005....................................               0                     0
      Due from 2005 to 2007....................................           2,026                 2,049
      Due from 2007 to 2032....................................          35,422                36,228
                                                                         ------                ------
                                                                        $37,448               $38,277
                                                                        =======               =======

                                                                               Held-To-Maturity
                                                                       ------------------------------
                                                                       Amortized             Estimated
                                                                          Cost            Market Value
                                                                      ------------         ------------

      Due from 2002-2003.......................................           $   0                 $   0
      Due from 2003-2005.......................................               0                     0
      Due from 2005-2007.......................................               0                     0
      Due from 2007-2032.......................................          16,262                16,866
                                                                         ------                ------
                                                                       $ 16,262               $16,866
                                                                       ========               =======
                                   (Continued)

CLARKSTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 (unaudited) and December 31, 2001

NOTE 5 - LOANS

Loans are as follows (dollars in thousands):

                                                             September 30,             December 31,
                                                                 2002                      2001
                                                           ----------------            -----------
                                                             (Unaudited)

        Commercial......................................          $41,033                  $25,299
        Mortgage........................................            5,299                    5,441
        Consumer........................................            3,634                    3,715
                                                           --------------                 --------
                                                                   49,966                   34,455
        Allowance for loan losses.......................              610                      419
                                                            -------------                 --------
                                                            $      49,356                 $ 34,036
                                                            =============                 ========

   Activity in the allowance for loan losses is as follows (dollars in thousands):

                                                                                            For the
                                                                      Nine months          Year Ended
                                                                        Ended             December 31,
                                                                 September 30, 2002          2001
                                                                 ------------------      ----------
                                                                   (unaudited)

        Balance at beginning of period............................   $   419             $        379
               Provision charged to operating expense.............       153                       90
        Net loan (charge-offs) recoveries.........................        38                      (50)
                                                                   ---------          ---------------

        Balance at end of period.................................. $     610            $         419
                                                                   =========            =============

        Allowance for loan losses as a percentage of
               loans at end of period.............................     1.22%                    1.21%
                                                                     =======             ============

(Continued)

CLARKSTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 (unaudited) and December 31, 2001

NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment are as follows (dollars in thousands):

                                                                September 30, 2002      December 31, 2001
                                                                ------------------      -----------------
                                                                   (unaudited)

Building and improvements...................................        $ 1,085                    $   404
Furniture and equipment                                                 679                        652
                                                                  ---------                   --------

Total Bank premises and equipment...........................          1,764                      1,056

Less accumulated depreciation...............................            347                        262
                                                                  ---------                   --------

Net carrying amount.........................................        $ 1,417                    $   794
                                                                    =======                    =======

NOTE 7 - DEPOSITS

Interest-bearing deposits are summarized as follows (dollars in thousands):

                                                                    September 30,        December 31,
                                                                        2002                 2001
                                                                   --------------        -----------

Demand deposit accounts..........................................       $4,664            $  2,233
Money market accounts............................................       27,425              17,291
Savings accounts.................................................        7,243               5,692
Certificates of Deposit..........................................       48,185              39,714
                                                                        ------            --------
                                                                     $  87,517            $ 64,930
                                                                     =========            ========

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

Financial Condition

      Total assets of the Company increased by $27.2 million or 32.4% to $111.1 million at September 30, 2002, from $83.9 million at December 31, 2001. The increase in assets is primarily attributable to the Bank continuing to attract customer deposits. The Company anticipates that the Bank's assets will continue to increase during the fourth quarter of 2002, which is the Bank's fourth full year of operations.

      Cash and cash equivalents, which include federal funds sold and short-term investments, decreased $800,000 or 13.8% to $5.0 million at September 30, 2002 from $5.8 million at December 31, 2001. The decrease is primarily the result of reinvesting cash into investments in an effort to get better utilization and additional spread income.

      Securities increased $12.0 million or 28.2% to $54.5 million at September 30, 2002 from $42.5 million at December 31, 2001. The increase is the result of deposit growth and efforts to increase spread income by keeping less cash in federal funds.

      Total loans increased by $15.5 million or 44.9% to $50.0 million at September 30, 2002, from $34.5 million at December 31, 2001. Management continues to cultivate current loan relationships and has actively marketed its lending territory to further increase the loan portfolio throughout the year.

      The allowance for loan losses as of September 30, 2002 was $610,000, representing approximately 1.22% of total loans outstanding, compared to $419,000 as of December 31, 2001.

      Deposit growth continues to be robust increasing $25.6 million or 34.5% to $99.8 million for the nine months ended September 30, 2002, from $74.2 million at December 31, 2001. The deposit growth is attributable to aggressively marketing the three new Bank offices opened in 2001.

      As of December 31, 2001, the Company had an accumulated profit of $88,000 and as of September 30, 2002, the retained earnings was $583,000. The retained earnings continue to improve as the Bank has increased its net interest and non-interest income while continuing to maintain low operating expenses.

Results of Operations

      The Company's net profit was $195,000 for the third quarter of 2002 compared to net profit of $138,000 for the third quarter of 2001. The Bank began operations in 1999 and has earned a profit every month since January, 2000. Net profit for the nine month period ended September 30, 2002 was $495,000 and included a federal income tax provision of $261,000.

      Interest income for the third quarter of 2002 was $1.6 million, an increase of 23.1% from interest income of $1.3 for the third quarter of 2001. Interest income for the nine months ended September 30, 2002 was $4.5 million, an increase of 28.6% from $3.5 million for the nine months ended September 30, 2001. This increase resulted primarily from the increase in loans and securities as effective yields have either remained stable or decreased over the prior year. Interest expense was $729,000 for the three months ended September 30, 2002, an increase of 4.1% from interest expense of $700,000 for the three months ended September 30, 2001. Interest expense was $2.0 million for the nine months ended September 30, 2002, a slight increase of 5.3% from interest expense of $1.9 million for the nine months ended September 30, 2001. This rate of increase was significantly lower than the Company's increase in deposits due to declining short-term interest rates on customer deposits.

      The Company had an allowance for loan losses of approximately 1.22% of total loans at September 30, 2002. The provision expense for loan loss for the three month period ended September 30, 2002, was $108,000. Management believes the current rate of providing for the loan loss reserve is adequate.

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

      Noninterest expense was $584,000 for the third quarter of 2002, a $117,000 (or 25.1%) increase over the third quarter of 2001, the increase is primarily attributable to increases in salaries and benefits due to the increase of full time equivalents and normal raises given to employees. Noninterest expense was $1.9 million for the nine months ended September 30, 2002, an increase of $600,000 or 45.5%, over the same nine month period ended September 30, 2001. These increases are consistent with management's plans to grow the assets of the Bank as noted by the opening of several offices during 2001.

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

Item 3 CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Form 10-QSB Quarterly Report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-QSB Quarterly Report was being prepared.

(b)	Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information.

The Audit Committee of the Board of Directors approved the categories of all non-audit services performed by the company’s independent accountants during the period covered by this report

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

      (b) Reports on Form 8-K - None.

SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARKSTON FINANCIAL CORPORATION /s/ Edwin L. Adler Edwin L. Adler Chief Executive Officer /s/ J. Grant Smith J. Grant Smith Chief Financial Officer

DATE: November 13, 2002

CERTIFICATIONS

I, Edwin L. Adler, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Clarkston Financial Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Edwin L. Adler Edwin L. Adler Chief Executive Officer

I, J. Grant Smith, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Clarkston Financial Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ J. Grant Smith J. Grant Smith Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

99.1	Certificate of the Chief Executive Officer of Clarkston Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certificate of the Chief Financial Officer of Clarkston Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 99-1

I, Edwin L. Adler, Chief Executive Officer of Clarkston Financial Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2002 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) the information contained in the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Clarkston Financial Corporation.

Dated: November 13, 2002

/s/ Edwin L. Adler Edwin L. Adler Chief Executive Officer

EXHIBIT 99-2

I, J. Grant Smith, Chief Financial Officer of Clarkston Financial Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2002 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) the information contained in the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Clarkston Financial Corporation.

Dated: November 13, 2002

/s/ J. Grant Smith J. Grant Smith Chief Financial Officer