Form 10KSB
period 2002-12-31
CLARKSTON FINANCIAL CORP
filed 2003-03-31
CIK 1068366

FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes X   No

Check here if there is no disclosure by delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ X ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes       No X

The registrant’s revenues for 2002 were $6.5 million. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on a per share price of $9.75 as of March 1, 2003, was $7,087,336 (common stock, no par value). As of March 26, 2003, there were outstanding 1,027,112 shares of the Company’s common stock (no par value).

Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 2003 are incorporated by reference into Part II and Part III of this Report.

PART I

ITEM 1:     Business

The Company

        Clarkston Financial Corporation was incorporated on May 18, 1998 under Michigan law and is a bank holding company owning all of the outstanding common stock of Clarkston State Bank. Clarkston State Bank is organized as a Michigan chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”). Clarkston State Bank’s initial primary service area is Independence Township, which includes the City of Clarkston, and the adjacent township of Waterford, both of which are located in North Oakland County, Michigan. Clarkston State Bank provides a full range of commercial and consumer banking services for small to medium size businesses as well as individuals. Clarkston State Bank’s lending strategy is to focus on commercial, consumer and residential real estate lending. Clarkston State Bank offers a broad array of deposit products and may also provide customers with trust services through third-party service providers.

        As of December 31, 2002, we had total assets of $115.3 million, total deposits of $104.9 million, approximately 7,375 deposit accounts and shareholders’ equity of $9.8 million.

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

        Residential Real Estate Mortgage Loans. We originate residential mortgage loans which are generally underwritten to secondary market standards and sold to investors. These loans are sold on a servicing released basis. Moreover, from time to time management may hold mortgage loans in its portfolio based on changing market and economic conditions. This policy is subject to review by management based on the aforementioned conditions. In addition to mortgage loans we also offer equity loans.

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

        Other Services. We may establish relationships with correspondent banks and other independent financial institutions to provide other services requested by its customers, including loan participations where the requested loan amounts exceed our policies or legal lending limits. While management believes that our personalized service approach benefits from customer visits we have also recognized through customer surveys that personal computer banking is a service for which more customers would prefer. As a result, management will introduce personal computer banking in 2003. This will extend our product offerings and further complement our telephone banking service which began in April 2000.

Competition

        There are many thrift institution, credit union and bank offices located within our primary market area of North Oakland County, Michigan. We face competition from these institutions as well as finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds and other providers of financial services. Most of our competitors have been in business a number of years, have established customer bases, are larger and have higher lending limits than we do. We compete for loans principally through its ability to communicate effectively with its customers and understand and meet their needs. Management believes that its personal service philosophy enhances its ability to compete favorably in attracting individuals and small businesses. We actively solicit retail customers and will compete for deposits by offering customers personal attention, professional service, ATM capability, and competitive interest rates.

Environmental Matters

        We do not believe that existing environmental regulations will have any material effect upon our capital expenditures, earnings, and competitive position.

Employees

        As of December 31, 2002, we had 23 full-time and 14 part-time employees. We have assembled a staff of experienced, dedicated professionals whose goal is to provide outstanding service. None of our employees are represented by collective bargaining agents.

Selected Statistical Data

        Selected Statistical Data for Clarkston Financial Corporation is presented for 2002, 2001 and 2000 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Clarkston State Bank commenced operations on January 4, 1999, and therefore the Guide 3 Statistical Disclosure by Bank Holding companies would not be meaningful for 1998 and is not included.

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

Clarkston Financial Corporation

        General. Clarkston Financial Corporation is a financial holding company within the meaning of the Gramm-Leach-Bliley Act. Clarkston Financial Corporation is a bank holding company and, as such, is registered with, and subject to regulation by, the Federal Reserve Board under the Bank Holding Company Act, as amended (the “BHCA”). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board periodic reports of its operations and such additional information as the Federal Reserve Board may require.

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

        Financial holding companies, like us, may engage in various lending, advisory, insurance and insurance underwriting, securities underwriting, dealing and market making, and merchant banking activities (as well as those activities previously approved for bank holding companies by the Federal Reserve Board) together with such other activities as may be determined by the Federal Reserve Board (in coordination with other regulatory authorities) to be financial in nature, incidental to any such financial activity, or complimentary to any such financial activity, and which do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. In order to maintain the benefits and flexibility of being a financial holding company, each of our subsidiary depository institutions must continue to be “well-capitalized” and “well-managed” under applicable regulatory standards and each subsidiary depository institution must maintain at least a satisfactory or above Community Reinvestment Act rating.

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

        Dividends. Clarkston Financial Corporation is a corporation separate and distinct from Clarkston State Bank. Most of our revenues will be received by it in the form of dividends, if any, paid by Clarkston State Bank. Thus, our ability to pay dividends to our shareholders will indirectly be limited by statutory restrictions on the Bank’s ability to pay dividends. See “Supervision and Regulation — the Bank — Dividends.” Further, the Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies. In the policy statement, the Federal Reserve Board expressed its view that a bank company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which can only be funded in ways that weakened the bank company’s financial health, such as by borrowing. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Similar enforcement powers over Clarkston State Bank are possessed by the FDIC. The “prompt corrective action” provisions of federal law and regulation authorizes the Federal Reserve Board to restrict the payment of dividends by us for an insured bank which fails to meet specified capital levels.

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

        Consumer Protection Laws. Our bank’s business includes making a variety of types of loans to individuals. In making these loans, we are is subject to State usury and regulatory laws and to various federal statutes, including the privacy of consumer financial information provisions of the Gramm-Leach-Bliley Act and regulations promulgated thereunder, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, and the Home Mortgage Disclosure Act, and the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of our bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. In receiving deposits, our bank is subject to extensive regulation under State and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act. Violation of these laws could result in the imposition of significant damages and fines upon our bank and its directors and officers.

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

ITEM 2:     Description of Property.

        In June 2002, the bank purchased its building located at 15 South Main Street in downtown Clarkston, Michigan from an entity owned by the directors at a price representative of fair value of $650,000 for use as the bank’s main office and headquarters. This building consists of approximately 3,890 square feet. The building was formerly a branch of a large regional bank and has been a bank branch since 1911. The building has a night deposit box, safe deposit boxes and a complete security system, and has an ATM machine. We believe that this space will be adequate for our present needs.

        Prior to its acquisition by the Bank, the building was leased at a price and terms consistent with those available from unrelated parties from the entity owned by eight of the Bank’s directors. See Item 12 “Certain Relationships and Related Transactions.” The lease for the Bank’s office had an initial term of five years with three renewal options of five years each. The monthly lease payments were $5,000 per month for the first two years and thereafter $5,250 per month. Pursuant to the lease agreement, the Bank was also required to make payments for taxes, insurance and other operating expenses. .

        Our bank leases space for our branch office in Farmer Jack’s grocery store at 6555 Sashabaw Road, Clarkston, Michigan, at a rental rate of $2,750 per month under a lease which runs until July 2005.

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

ITEM 4:     Submission of Matters to a Vote of Security Holders.

        No matters were submitted during the fourth quarter of 2002 to a vote of our stockholders.

PART II

ITEM 5:     Market for Common Equity and Related Stockholder Matters.

        Our common stock has traded in the over-the-counter market since the completion of our initial public offering in November 1998. High and low bid prices, as reported on the OTC Bulletin Board are as follows for the periods indicated:

	High	Low
2002
First Quarter.........................................
Second Quarter.....................................
Third Quarter........................................
Fourth Quarter......................................	$9.30 $9.40 $9.14 $8.60	$8.50 $8.32 $8.25 $7.55

2001
First Quarter.........................................
Second Quarter.....................................
Third Quarter........................................
Fourth Quarter......................................	$8.25 $9.97 $10.05 $9.49	$6.00 $7.50 $8.54 $8.54

        These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The prices have been adjusted to reflect a 10% share dividend paid in November 2000. On March 13, 2003, there were approximately 279 owners of record and approximately 587 additional beneficial owners of our common stock.

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

ITEM 6:     Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The information set forth in Appendix A, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our definitive Proxy Statement with respect to our May 6, 2003 Annual Shareholders Meeting is hereby incorporated by reference and is filed as Exhibit 13 to this Form 10-KSB Annual Report.

ITEM 7:     Financial Statements.

        The information set forth in Appendix A, under the caption “Consolidated Financial Statements,” of our definitive Proxy Statement with respect to our May 6, 2003 Annual Shareholders Meeting, is hereby incorporated by reference and is filed as Exhibit 13 to this Form 10-KSB Annual Report.

ITEM 8:     Changes in and Disagreements With Accountants and Financial Disclosure.

        There have been no disagreements with our independent public accountants.

PART III

ITEM 9:     Directors, Executive Officers, Promotors and Control Persons; Compliance with Section 16(a) of the Exchange Act.

        The information set forth under the caption “Information About Directors” of our definitive Proxy Statement with respect to our May 6, 2003 Annual Shareholders Meeting and the information within that section is hereby incorporated by reference. There are no family relationships between or among the directors and executive officers. There are no arrangements or understandings between or among the executive officers pursuant to which any of them was named an officer.

        Our common stock is not registered under the Securities Exchange Act of 1934, and therefore our officers and directors are not required to and do not file beneficial ownership reports pursuant to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10:   Executive Compensation.

        Information relating to compensation of our executive officers and directors is contained under the captions “Compensation of Directors” and “Executive Compensation,” in our definitive Proxy Statement with respect to our May 6, 2003 Annual Shareholders Meeting and the information within those sections is incorporated herein by reference.

ITEM 11:   Security Ownership of Certain Beneficial Owners and Management.

Information relating to security ownership of certain beneficial owners and management is contained under the captions “Security Ownership of Management,” “Voting Securities and Principal Holders Thereof” and “Information About Directors” in our definitive Proxy Statement with respect to our May 6, 2003 Annual Shareholders Meeting and the information within those sections is incorporated herein by reference.

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2002.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	57,643	$9.01	52,357
Equity compensation plans not approved by security holders	0	NA	0
Total	57,643	$9.01	52,357

(1) We had not granted warrants or rights applicable to this chart.

ITEM 12:   Certain Relationships and Related Transactions.

        Information relating to certain relationships and related transactions is contained under the caption “Transactions Involving Management” in our definitive Proxy Statement with respect to our May 6, 2003 Annual Shareholders Meeting and the information within that section is incorporated herein by reference.

ITEM 13:   Exhibits, Financial Statements, Schedules, and Reports on Form 8-K.

(a)	Financial Statements.

1.	The following documents are filed as part of Item 7 of this report:

Report of Independent Auditors
Consolidated Balance Sheets as of December 31, 2002 and 2001
Consolidated Statements of Operations for the year ended December 31, 2002, 2001 and 2000
Consolidated Statements of Changes in Stockholders' Equity for the year ended
        December 31, 2002, 2001 and 2000
Consolidated Statement of Cash Flows for the year ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements

	2.	Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

3.	The following exhibits are filed as part of this report: Reference is made to the exhibit index which follows the signature page of this report.

The Registrant will furnish a copy of any exhibits listed on the Exhibit Index to any shareholder of the Registrant without charge upon written request of J. Grant Smith, Clarkston Financial Corporation, 15 South Main Street, Clarkston, Michigan 48346.

(b)	Reports on Form 8-K During the last quarter of the period covered by this report, we filed no Current Reports on Form 8-K.

ITEM 14:   Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. The company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Form 10-K Annual Report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the company would be made known to them by others within the company, particularly during the period in which this Form 10-K Annual Report was being prepared.

(b)	Changes in Internal Controls. There were no significant changes in the company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 27, 2003.

CLARKSTON FINANCIAL CORPORATION
/s/ Edwin L. Adler Edwin L. Adler Chief Executive Officer (Principal Executive Officer)
/s/ J. Grant Smith J. Grant Smith Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 2003, by the following persons on behalf of the Registrant and in the capacities indicated. Each director of the Registrant, whose signature appears below, hereby appoints Edwin L. Adler and J. Grant Smith, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-KSB.

Signature
/s/ Edwin L. Adler Edwin L. Adler, Chairman of the Board and a Director	March 27, 2003
/s/ Louis D. Beer Louis D. Beer, Director	March 27, 2003
/s/ Charles L. Fortinberry Charles L. Fortinberry, Director	March 27, 2003
/s/ Dawn M. Horner Dawn M. Horner, Director	March 27, 2003
/s/ William J. Clark William J. Clark, Director	March 27, 2003
/s/ Bruce H. McIntyre Bruce H. McIntyre, Secretary and a Director	March 27, 2003
Robert A. Olsen, Director	March 27, 2003
/s/ John H. Welker John H. Welker, Director	March 27, 2003

CERTIFICATIONS

I, Edwin L. Adler, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Clarkston Financial Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ Edwin L. Adler Edwin L. Adler Chief Executive Officer

I, J. Grant Smith, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Clarkston Financial Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ J. Grant Smith J. Grant Smith Chief Financial Officer

EXHIBIT INDEX

	Exhibit Number and Description	Sequentially Numbered Page

3.1	Articles of Incorporation of Clarkston Financial Corporation, incorporated by reference to Exhibit 3.1 to the Clarkston Financial Corporation Registration Statement on Form SB-2 (Registration No. 333-63685).

3.2	Bylaws of Clarkston Financial Corporation, incorporated by reference to Exhibit 3.2 to the Clarkston Financial Corporation Registration Statement on Form SB-2 (Registration No. 333-63685).

4	Specimen stock certificate of Clarkston Financial Corporation, incorporated by reference to Exhibit 4 to the Clarkston Financial Corporation Registration Statement on Form SB-2 (Registration No. 333-63685).

10.1	Clarkston Financial Corporation Stock Compensation Plan, incorporated by reference to Exhibit 10.1 to the Clarkston Financial Corporation Registration Statement on Form SB-2 (Registration No. 333-63685).

10.2	Clarkston Financial Corporation 1998 Founding Directors Stock Option Plan, incorporated by reference to Exhibit 10.2 to the Clarkston Financial Corporation Registration Statement on Form SB-2 (Registration No. 333-63685).

10.3	Lease Agreement dated September 10, 1998, for the facility located at 15 South Main Street, Clarkston, Michigan, 48346, incorporated by reference to Exhibit 10.3 to the Clarkston Financial Corporation Registration Statement on Form SB-2 (Registration No. 333-63685).

10.4	Data Processing Agreement between Jack Henry and Associates, Inc. And Clarkston State Bank dated October, 1998, incorporated by reference to Exhibit 10.4 to the Clarkston Financial Corporation Registration Statement on form SB-2 (Registration No. 333-63685).

10.5	Lease between Clarkston State Bank and Foodtown, Inc., incorporated by reference to Exhibit 10 to the Clarkston Financial Corporation Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999.

13	Appendix A of the Proxy Statement to shareholders for the May 9, 2003, shareholders meeting. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed “filed” as part of this filing.

21	Subsidiaries of the Registrant

23	Consent of Plante & Moran, LLP, independent public accountants

24	Power of Attorney (included on the signature page on page 16 of the Annual Report on Form 10-KSB)

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

Off Balance Sheet Transactions

        Other than unfunded loan commitments and standby letters of credit there are no off balance sheet commitments. The Bank does not syndicate loans, has sold no loan participations under an agreement to repurchase and is not obligated to assume any liability not noted in its balance sheet. The Company is not a borrower and as such there are no loan agreement covenants or conditions that will restrict its growth or ability to manage its affairs. The Bank has arranged for liquidity lines of credit with two lenders, one commercial bank and the Federal Reserve Bank of Chicago, but has never used either of these lines.

Financial Condition

    Summary.        Total assets of the Company increased to $115.3 million at December 31, 2002, from $83.9 million at December 31, 2001. This increase in assets is primarily attributable to the Bank continuing to attract new customers through its expanding operations. 2002 was the Company’s fourth full year of operations and the number of deposit and loan relationships increased to approximately 8,230 at December 31, 2002 from 6,124 accounts at December 31, 2001. Management attributes the strong growth in deposits to quality customer service and the desire of customers to deal with a local bank. The Company anticipates that the Bank’s assets will continue to increase during 2003 and beyond perhaps at a slower rate than has been the case during the first four years of operation.

        Cash and Cash Equivalents. Cash and cash equivalents, which include federal funds sold and short term investments, decreased $1.3 million, or 22% to $4.5 million at December 31, 2002, from $5.8 million at December 31, 2001. This decrease was attributable to management’s efforts to employ metrics in an effort to realize better cash utilization and therefore minimize the level of low interest earning investments.

    Securities.        The Bank reclassified all municipal investments from Held to Maturity to Available for Sale during the year. This change was due in part to unprecedented volatility in interest rates during the year and the need to maintain maximum flexibility in this asset category in the future. This change had no effect on the quality of the securities held or the credit worthiness of the issuer. Securities held by the Bank at December 31, 2002, totaled $54.7 million dollars compared to $42.5 million at December 31, 2001. The increase is the result of continuing growth in customer deposits during the year. All securities held in the Available for Sale category may be sold to meet the Bank’s liquidity needs. The primary objective of the Company’s investment activity is to provide for the safety of the principal invested. Secondary considerations include earnings, liquidity and overall exposure to changes in interest rates. It has been the policy and practice of the Bank to accept no credit risk in the investment portfolio in compliance with the Company’s primary investment objective. Excluding investments in U.S. Treasury and U.S. Government Agency Securities, there were no investments in securities of any one issuer, which exceeded 10% of shareholders’ equity.

      Securities Available for Sale Portfolio at Carrying Value (in thousands)

                                                                Year Ended December 31
                                                      --------------------------------------------
                                                            2002           2001           2000
                                                            ----           ----           ----

U.S. Treasury and U.S. Government Agencies..........       $34,521       $36,220          $836
Municipal bonds.....................................        20,021             0           975
Corporate...........................................           200           685         7,177
                                                           -------       -------        ------
   Total............................................      $54,742       $36,905        $8,988
                                                           =======       =======        ======

        The Loan Portfolio. The majority of loans are made to businesses in the form of commercial loans and real estate mortgages. The growth in the loan portfolio from year to year is consistent with our business plan. Depicted in the table below is a composition of the loan portfolio:

        Loan Portfolio Composition (in thousands)

                                                         Year Ended December 31
                                 -----------------------------------------------------------------------
                                         2002                     2001                      2000
                                 --------------------    ----------------------    ---------------------
                                  Amount        %          Amount         %          Amount        %
                                -----------   -------    ------------   -------    -----------  --------
Commercial...................   $ 46,460       85%        $ 25,299        73%       $ 16,100       63%
Residential Real Estate......      4,668        8            5,441        16           3,955       15
Consumer.....................      3,594        7            3,715        11           5,707       22
                                  ------      ---           ------        --          ------      ---
   Total Loans...............     54,722      100%          34,455       100%         25,762      100%
                                  ------                    ------                    ------
Less:
Allowance for Loan Losses....       (696)                     (419)                     (379)
                                  ------                     -----                     -----
Total Loans Receivable, Net..   $ 54,026                  $ 34,036                  $ 25,383
                                ========                  ========                  ========

         Maturities and Sensitivities of Loans to Changes in Interest Rates (in thousands of dollars)

The following table shows the amount of total loans outstanding as of December 31, 2002 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

                                                                   Maturing
                                           ----------------------------------------------------------
                                                            After one but          After
                                         Within one Year   Within Five Years     five years     Total
Commercial ............................      $20,005           $22,553            $3,902      $46,460
Residential Real Estate................           90             3,804               774        4,668
Consumer...............................          785             2,076               733        3,594
                                             -------           -------            ------       ------
   Totals..............................       20,880            28,433             5,409       54,722
Allowance for Loan Losses..............         (696)                                            (696)
                                             -------           -------            ------      -------
Total Loans Receivable, Net............      $20,184           $28,433            $5,409      $54,026
                                             =======           =======            ======      =======

Below is a schedule of the loan amounts maturing or repricing and are classified according to their sensitivity to changes in interest rates.

                                                                Interest Sensitivity
                                          ------------------------------------------------------------
                                                             (in thousands of dollars)
                                                Fixed Rate         Variable Rate         Total
                                                ----------         -------------         -----
Due within 3 months.....................        $     187           $  4,284          $  4,471
Due after 3 months within 1 year........              536             15,873            16,409
Due after one but within five years.....           21,127              7,306            28,433
Due after five years....................            3,528              1,881             5,409
                                                ---------           --------          --------
   Total................................          $25,378            $29,344           $54,722
Allowance for Loan Losses...............                                                   696
                                                                                      --------
Total Loans Receivable, Net.............                                               $54,026

        Nonperforming Assets. There are no non-performing loans as of December 31, 2002. Management is confident that the allowance for loan losses is adequate protection for the loan portfolio. Loan performance is reviewed regularly by external loan review specialists, loan officers, and senior management to assure that policies are being followed and loan quality standards of the Bank are being maintained. Whenever reasonable doubt exists concerning the collectibility of interest or principal on a loan, that loan will be placed in non-accrual status. Any interest previously accrued but not collected at that time will be reversed and charged against current earnings. As of December 31, 2002, there were no loans for which interest was not being accrued. Management is not aware of any recommendations by regulatory agencies, which, if implemented, would have a material impact on the Corporation’s liquidity, capital or operations.

The following table summarizes the Bank’s non-performing loans for the respective years ending December 31.

                                                                   2002     2001      2000
                                                                   ----     ----      ----
Nonaccrual, Past Due and Restricted Loans

Loans accounted for on a nonaccrual basis..............              0       146         0

Accruing loans that are contractually past due
90 days or more as to interest or principle payments...              0         0         0
                                                                   ---       ---       ---

Total                                                                0       146         0
                                                                   ===       ===       ===

Loan Loss Experience (in thousands)

        The following table summarizes changes in the allowance for credit losses arising from additions to the allowance which have been charged to expense, selected ratios, and the allocation of the allowance for credit losses.

                                                                   Amount as of December 31,
                                                                   -------------------------
                                                              2002           2001           2000
                                                              ----           ----           ----
Total loans at year end.............................        $54,722       $34,455          $25,762
Average daily balances of loans for the year........         42,200        29,261           18,040
Allowance for credit losses at beginning of period..            419           379              140

Loan charge-offs during the period
       Commercial...................................              5            48               10
       Real Estate-Mortgages........................              0             0                0
       Consumer.....................................              8             3                0
                                                                ---           ---              ---
Total charge-offs...................................             13            51               10

Loan recoveries during the period
       Commercial...................................             47             0                6
       Real Estate-Mortgages........................              0             0                0
       Consumer.....................................              0             1                0
Total recoveries....................................             47             1                6

Net recoveries/(charge-offs)........................             34           (50)              (4)
                                                                ---           ---              ---
Provision charged to expense........................            243            90              243

Allowance for credit losses at end of period........            696           419              379
                                                                ===           ===              ===
Ratio of net recoveries/(charge-offs) during
the period to loans outstanding at year-end.........            .06%         (.15%)           (.02%)

Allowance for loan losses to loans outstanding
at year end.........................................           1.27%         1.21%            1.47%

Allocation of the Allowance for Loan Losses

        The allowance for loan losses as of December 31, 2002, was $696,000 representing approximately 1.27% of gross loans outstanding and at December 31, 2001, was $419,000, which represented approximately 1.21% of gross loans outstanding at that time. The Bank has not experienced any material credit losses in the four years of operations ended December 31, 2002. The allowance for loan losses is maintained at a level management feels is adequate to absorb losses inherent in the loan portfolio. Management prepares an evaluation, which is based on a continuous review of the Bank’s loan portfolio, the Bank’s and industry’s historic loan loss experience, known and inherent risks included in the loan portfolio, composition of loans, growth of the portfolio and current economic conditions. The allowance for loan losses is analyzed quarterly by management. In so doing, management assigns a portion of the allowance to the entire portfolio by loan type and to specific credits that have been identified as potential problem loans and reviews past loss experience. The local economy and particular concentrations are considered, as well as a number of other factors.

      Allowance for Loan Losses (in thousands)

                                                    Year Ended December 31
                           --------------------------------------------------------------------------
                                     2002                     2001                     2000
                              -------------------       -------------------     -------------------
                                         % of each                  % of each              % of each
                                         category                   category                category
                           Allowance     to total    Allowance      to total   Allowance    to total
                            Amount         loans       Amount        loans      Amount       loans
                            ------         -----       ------        -----     -------      -------
Commercial...............      $487         .89%         $306        .88%      $ 237         .92%
Real estate mortgages....       110         .20            67        .20          58         .22
Consumer.................        99         .18            46        .13          84         .33
Unallocated..............         0           0             0          0           0           0
                              -----       -----         -----       ----       -----        -----
   Total                       $696        1.27%         $419       1.21%       $379        1.47%
                              =====       =====         =====       ====       =====        =====

The above allocations are not intended to imply limitations on the usage of the allowance. The entire allowance is available for any future loans without regard to loan type.

        Deposits.     Deposits are gathered from the communities the Bank serves. Deposits increased $30.7 million or 41% to $104.9 million at December 31, 2002, compared to $74.2 million at December 31, 2001. This increase was primarily a result of deposits obtained from new customers of the Bank.

Average Daily Deposits (in thousands)

The following table sets forth the average deposit balances and the weighted average rates paid thereon.

                              Average for the Year     Average for the Year   Average for the Year
                              --------------------     --------------------   --------------------
                                     2002                    2001                   2000
                                     ----                    ----                   ----
                              Amount   Average Rate   Amount   Average Rate   Amount   Average Rate
                              ------   ------------   ------   ------------   ------   ------------

Noninterest bearing demand....$11,663        0%      $  9,531        0%      $  5,150          0%
MMDA/Savings.................. 30,330     2.42%        10,725     2.73%        10,371       4.04%
Time.......................... 45,347     4.12%        38,860     5.91%        19,910       6.24%
                              -------     -----       -------     -----       -------       -----
   Total Deposits.............$87,340     2.98%       $59,116     4.38%       $35,431       4.69%

Maturity Distribution of Time Deposits of $100,000 or More (in thousands)

The following table summarizes time deposits in amounts greater than $100,000 by time remaining until maturity as of December 31, 2002, 2001, and 2000:

                                                 Year Ended December 31
                                  ---------------------------------------------------
                                     2002                 2001                 2000
                                     ----                 ----                 ----
Three months or less.............  $  7,209             $  3,797              $8,617
Over 3 months through 1 year.....     8,569                8,860              19,633
Over 1 year......................     8,377                7,326               5,631
                                   --------             --------             -------
                                    $24,155              $19,983             $33,881
                                   ========             ========             =======

The Bank operates in a very competitive environment. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive within the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The Bank offers business and consumer checking accounts, regular and money market savings accounts, and certificates of deposit having many options in their terms.

        Premises and Equipment. Bank premises and equipment was $1.4 million at December 31, 2002 and $794,000 at December 31, 2001.

        Accumulated Surplus. As of December 31, 2002 the Company had an accumulated surplus of $889,000 before the mark to market adjustment made for securities held in the Available for Sale category. This surplus is in contrast to an accumulated surplus of $88,000 at December 31, 2001.

Results of Operations

        Summary of Results. The Company earned a net profit of $801,000 in 2002, which was the Company's fourth full year of operations.

Performance Ratios (in thousands, except per share data).

                                                                       Year Ended December 31
                                                            ------------------------------------------------
                                                                2002            2001              2000
                                                                ----            ----              ----
Net Profit (loss).........................................     $   801          $423          $    418
   Weighted average number of shares outstanding..........       1,027         1,026             1,026
   Basic Profit (loss) per share..........................    $    .78         $ .41         $     .41

Earning (Loss) ratios:
   Return on average assets...............................        .79%           .62%             1.01%
   Return on average equity...............................       8.88%          4.85%             5.36%
   Average equity to average assets.......................       8.87%         12.71%            18.10%
   Dividend payout ratio..................................          0               0                0

Net Interest Income. The following schedule presents the average daily balances, interest income, interest expense and average rates earned and paid for the Corporation’s major categories of assets, liabilities, and shareholders’ equity for the periods indicated:

                                            2002                           2001                            2000
                                 ----------------------------    --------------------------     ---------------------------
                                 Average             Yield/      Average             Yield/     Average             Yield/
                                 Balance   Interest  Cost        Balance   Interest  Cost       Balance   Interest  Cost

Assets:
   Short term investment            4,219        69    1.64%        3,858       153  3.97%         2,017       126   6.25%
Securities:
   Taxable                         40,250     2,020    5.02%       31,747     1,975  6.22%        21,823     1,472   6.75%
   Tax-exempt                      11,645       542    4.65%        1,637        94  5.74%           290        73
                                                                                                                    25.17%
   Loans                           42,200     3,311    7.85%       29,676     2,511  8.46%        18,040     1,652   9.16%
   Total earning
     assets/total                  98,314     5,942    6.04%       66,918     4,733  7.07%        42,170     3,323   7.88%
   interest income
   Cash and due from banks          1,959                           1,342                          1,083
   Unrealized Gain (Loss)             (34)                            (49)                           (14)
   All other assets                 1,962                             950                            780
   Allowance for loan loss           (520)                           (415)                          (208)
                                 --------     -----    -----       ------     -----  -----        ------     -----   -----
      Total assets                101,681     5,942    5.84%       68,746     4,733  6.88%        43,811     3,323   7.58%
Liabilities and
Stockholders' Equity
Interest bearing deposits:
   MMDA, Savings/NOW
   accounts                        34,346       839    2.44%       12,719       343  2.70%        10,371       419   4.04%
   Time                            45,347     1,870    4.12%       38,860     2,295  5.91%        19,910     1,242   6.24%
   Fed Funds Purchased                  0
   Other borrowed Money                 0
   Total interest bearing
   liabilities/interest expense    79,693     2,709    3.40%       51,579     2,638  5.11%        30,281     1,661   5.49%
   Noninterest bearing
     deposits                      11,663                           7,536                          5,150
      All other liabilities         1,303                             894                            430
Stockholders' Equity:
   Unrealized Holding Gain
   (Loss)                             (25)                            214                              0
   Common Stock, Surplus,
   Retained Earnings                9,047                           8,523                          7,950
   Total liabilities and
    stock-holders' equity         101,681     2,709    2.66%       68,746     2,638  3.84%        43,811     1,661   3.79%
   Interest spread                            3,233                           2,095                          1,662
   Net interest income - FTE                  3,233                           2,095                          1,662
   Net Interest Margin as a
   Percentage of Average
   Earnings Assets - FTE           98,314     3,233    3.29%       66,918     2,095  3.13%        42,170     1,662   3.94%

        Rate / Volume Analysis of Net Interest Income. The following schedule presents the dollar amount of changes in interest income and expense for major components of earning assets and interest-bearing liabilities, distinguishing between changes related to outstanding balances and changes due to interest rates.

                                             2002 Compared to 2001                  2001 Compared to 2000
                                       -----------------------------------     --------------------------------------
                                       Change    Change    Change              Change     Change     Change
                                       Due to    Due to    Due to    Total     Due to     Due to     Due to     Total
                                        Rate     Volume      Mix     Change     Rate      Volume       Mix      Change
                                        ----     ------      ---     ------     ----      ------       ---      ------
                                                                      (in thousands)
Federal funds sold                      ($90)        $14     ($8)     ($84)      ($46)       $115      ($42)       $27
Investment securities--taxable          (381)        529    (103)        45      (170)        695       (75)       450
Investment securities--tax-exempt        (18)        574    (108)       448        (4)         96       (19)        73
Loans, net of unearned income           (181)      1,060     (79)       800      (128)      1,067       (63)       876
                                        ----       -----     ---      -----     -----       -----      ----      -----
Total interest income                   (670)      2,177    (298)     1,209      (348)      1,973      (199)     1,426
                                        ----       -----     ---      -----     -----       -----      ----      -----
Interest bearing deposits               (882)      1,437    (484)        71      (115)      1,169       (77)       977
Funds borrowed                             0           0       0          0         0           0         0          0
                                        ----       -----     ---      -----     -----       -----      ----      -----
Total interest expense                  (882)      1,437    (484)        71      (115)      1,169       (77)       977
                                        ----       -----     ---      -----     -----       -----      ----      -----
Net interest income                     $212        $740    $186    $ 1,138     $(233)       $804    ($ 122)      $449
                                        ====       =====     ===      =====     =====       =====     =====      =====

Composition of Average Earning Assets and Interest Bearing Liabilities

                                                          Year Ended            Year Ended            Year Ended
                                                       December 31, 2002    December 31, 2001     December 31, 2000
                                                       -----------------    -----------------     -----------------
As a percentage of average earning assets
   Loans..........................................    $42,200      42.9%    $29,676      44.3%    $18,040      42.8%
   Other earning assets...........................     56,114      57.1%     37,242      55.7%     24,130      57.2%
                                                      -------     ------    -------     ------    -------     ------
      Average earning assets......................    $98,314     100.0%    $66,918     100.0%    $42,170     100.0%

As a percent of average interest bearing liabilities
   Savings and DDA accounts.......................     34,346      43.1%     12,719      24.7%     10,371      34.2%
   Time deposits..................................     45,347      56.9%     38,860      75.3%     19,910      65.8%
   Other borrowings...............................          0         0%          0         0%          0         0%
                                                      -------     ------    -------     ------    -------     ------
      Average interest bearing liabilities........    $79,693     100.0%    $51,579     100.0%    $30,281     100.0%
                                                      =======     ======    =======     ======    =======     ======
Earning asset ratio...............................      96.7%                  97.3%                96.3%

        Provision for Loan Loss. The provision for loan losses for the year ended December 31, 2002 and 2001 was $243,000 and $90,000, respectively. Management considered it prudent during the first years of operations to provide for loan losses at a level which is consistent with levels maintained by banks with similar loan portfolios. Management will continue to monitor its loan loss performance and adjust its loan loss reserve to more closely align itself to its own history of loss experience.

        Non-Interest Income. Non-interest income for the year ended December 31, 2002 and 2001 were $590,000 and $553,000, respectively, consisting primarily of service fees on loan and deposit accounts.

Non-Interest Expense. Non-interest expense for the year ended December 31, 2002, was $2.6 million, which is compared with $1.9 million for the year ended December 31, 2001. The main component of non-interest expense is salaries and benefits, which totaled $1,294,000 and $846,000 for 2002 and 2001 respectively. Other significant components of non-interest expense consisted of occupancy and equipment expenses, data processing fees, supplies and marketing expenses.

Liquidity and Capital Resources

The Company obtained its initial equity capital in an initial public offering of its common stock in November 1998. The Company’s plan of operation for the year of 2003 doesn’t contemplate the need to raise additional capital. Management believes that its current capital and liquidity will provide the Company with adequate capital to support its expected level of deposit and loan growth and to otherwise meet its cash and capital requirements for the next year. One of the growth strategies your Company intends to pursue, which could have an effect on its equity and or require additional capital, is growth through acquisition. Such opportunities are difficult to plan and as such we aren’t able to state with absolute assurance that additional equity won’t be needed.

Capital Resources at December 31, 2002 (in thousands)

                                                    Tier 1
                                                   Leverage         Tier 1        Total Risk-Based
                                                    Ratio        Capital Ratio      Capital Ratio
                                                    -----        -------------      -------------
Minimum regulatory requirement for
   Capital adequacy..........................       4.00%            4.00%               8.00%
Well capitalized regulatory level............       5.00%            6.00%              10.00%
Consolidated.................................       8.32%           13.75%              14.76%
Bank.........................................       8.32%           13.75%              14.76%

The following table shows the dollar amounts by which the Company's capital (on a consolidated basis) exceeds current regulatory requirements on a dollar-enumerated basis:

                                                                                             Total
                                                        Tier 1            Tier 1           Risk-Based
                                                      Leverage           Capital            Capital
                                                      --------           -------            -------
                                                                  (in thousands of dollars)
Capital balances at December 31, 2002
   Required regulatory capital...................     $4,529            $2,741              $5,482
   Capital in excess of regulatory minimums......      4,891             6,679               4,634
                                                     -------           -------            --------
Actual capital balances..........................     $9,420            $9,420             $10,116
                                                     =======           =======            ========

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

Asset / Liability GAP Position for the Year Ended December 31, 2002 (in thousands)

                                               1 to 3       4 to 12     1 to 5      Over 5
                                               Months       Months      Years       Years      Total
                                               ------       ------      -----       -----      -----
Interest-Earning Assets
   Federal Funds sold......................     $2,979        $   0       $   0       $  0     $2,979
   Investment securities..................     10,948       24,634      19,160          0     54,742
   Loans - by maturity....................     25,154          874      23,813      4,881     54,722
                                              -------       ------      ------      -----    -------
   Total interest-earning assets...........     39,081       25,508      42,973      4,881    112,443

Interest Bearing Liabilities
   DDA and Money Market....................      7,780       17,504      13,614          0     38,898
   Savings accounts.......................      4,118        2,217           0          0      6,335
   Certificates of deposit................     14,564       18,324      11,761        244     44,893
                                              -------       ------      ------       ----     ------
   Total interest-bearing Liabilities......     26,462       38,045      25,375        244     90,126

   Rate sensitivity gap and ratios:
       Gap for period......................     12,619      (12,537)     17,597      4,637     22,316
       Cumulative gap.....................     12,619           82      17,679     22,316     22,316
   Percentage of cumulative gap
      To total assets.....................      10.94%       0.07%      15.33%     19.35%     19.35%

Other variables besides interest rate changes may have an impact on the financial condition of the Bank including, but not limited to, growth of the Company, structure of the balance sheet, and economic and competitive factors.

Forward Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently limited and uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but aren’t limited to, changes in: interest rates, general economic conditions, legislative / regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

Plante & Moran, PLLC
Suite 500
2601 Cambridge Court
Auburn Hills, MI 48326
Tel: 248.375.7100
Fax: 248.375.7101
plantemoran.com

Independent Auditor’s Report

To the Board of Directors and Stockholders
Clarkston Financial Corporation and Subsidiary

We have audited the accompanying consolidated balance sheet of Clarkston Financial Corporation and subsidiary as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each year in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clarkston Financial Corporation and subsidiary as of December 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for each year in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Auburn Hills, Michigan
January 24, 2003

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                                      Consolidated Balance Sheet
                                                                  (000s omitted)

                                                               December 31
                                                         -----------------------
                                                            2002          2001
                                                         ------------ ----------
                            Assets

Cash and cash equivalents:
      Cash and due from banks                               $1,508        $1,856
      Federal funds sold                                     2,979         3,975
                                                         ---------     ---------
                     Total cash and cash equivalents         4,487         5,831

Securities - Held to maturity (Note 2)                       -             5,605
Securities - Available for sale (Note 2)                    54,742        36,905

Loans (Note 3)                                              54,722        34,455
Allowance for possible loan losses (Note 4)                   (696)         (419)
                                                         ---------     ---------
                     Net loans                              54,026        34,036

Banking premises and equipment (Note 5)                      1,400           794
Interest receivable                                            555           441
Deferred tax asset (Note 7)                                     45           140
Other assets                                                    80           168
                                                         ---------     ---------
                     Total assets                      $   115,335   $    83,920
                                                        ==========    ==========

                    Liabilities and Stockholders' Equity

Liabilities
      Deposits:
           Noninterest-bearing demand deposits         $    14,797    $    9,230
           Interest-bearing (Note 6)                        90,126        64,930
                                                         ---------     ---------
                     Total deposits                        104,923        74,160

      Interest payable and other liabilities                   654         1,093
                                                         ---------     ---------
                     Total liabilities                     105,577        75,253

Stockholders' Equity
      Common stock - No par value:
           Authorized - 10,000,000 shares
           Issued and outstanding - 1,027,112
                shares at December 31, 2002 and
                1,026,012 shares at December 31, 2001        4,311         4,306
      Paid-in capital                                        4,311         4,306
      Retained earnings                                        889            88
      Accumulated other comprehensive income (loss)            247           (33)
                                                         ---------     ---------
                     Total stockholders' equity              9,758         8,667
                                                         ---------     ---------
                     Total liabilities and
                        stockholders' equity            $  115,335    $   83,920
                                                        ==========    ==========

See Notes to Consolidated Financial Statements.

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                                Consolidated Statement of Income
                                           (000s omitted, except per share data)

                                                                 Year Ended December 31
                                                   -----------------------------------------
                                                         2002          2001          2000
                                                   --------------  -----------  ------------
Interest Income
      Interest and fees on loans                    $     3,311   $     2,511   $     1,652
      Interest on investment securities:
           Taxable securities                             2,020         1,975         1,472
           Tax-exempt securities                            542            94            73
      Interest on federal funds sold                         69           153           126
                                                      ---------      --------      --------
                      Total interest income               5,942         4,733         3,323

Interest Expense - Deposits                               2,709         2,638         1,661
                                                      ---------      --------      --------
Net Interest Income                                       3,233         2,095         1,662

Provision for Possible Loan Losses (Note 4)                 243            90           243
                                                      ---------      --------      --------
Net Interest Income - After provision for
  possible loan losses                                    2,990         2,005         1,419

Other Operating Income (Loss)
      Service fees on loan and deposit accounts             387           300           227
      Gain (loss) on sale of securities                     205           249            (9)
      Other                                                  (2)            4             7
                                                      ---------      --------      --------
                      Total other operating income          590           553           225

Other Operating Expenses
      Salaries and employee benefits                      1,294           846           658
      Occupancy                                             452           346           271
      Advertising                                            91           125           124
      Outside processing                                    153           144           100
      Professional fees                                     142           153            99
      Supplies                                               76            76            27
      Other                                                 367           250           137
                                                      ---------      --------      --------
                      Total other operating expenses      2,575         1,940         1,416
                                                      ---------      --------      --------
Income - Before income taxes                              1,005           618           228

Income Taxes (Benefit) (Note 7)                             204           195          (190)
                                                      ---------      --------      --------
Net Income                                             $    801     $     423     $     418
                                                      =========      ========      ========
Income per Share of Common Stock (Note 16)
      Basic                                            $   0.78     $    0.41     $    0.41
                                                      =========      ========      ========
      Fully diluted                                    $   0.78     $    0.41     $    0.41
                                                      =========      ========      ========

See Notes to Consolidated Financial Statements.

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                       Consolidated Statement of Changes in Stockholders' Equity
                                           (000s omitted, except per share data)

                                                                     Retained    Accumulated
                                                           Paid-in    Earnings       Other         Total
                                                  Common   Capital   Accumulated Comprehensive  Stockholders'
                                                   Stock             (Deficit)     Income (Loss)    Equity
                                                  -------   --------  -----------  -------------  ------------
Balance - January 1, 2000                         $  4,306    $ 4,306   $ (753)     $ (22)      $ 7,837

Comprehensive income:
     Net income                                         -          -       418          -           418
     Stock split (Note 12)                              -          -         -          -             -
     Change in unrealized gain on securities
         available for sale                             -          -         -         23            23
                                                                                                -------
                  Net comprehensive income                                                          441
                                                  -------      -----      ----       ----       -------
Balance - December 31, 2000                         4,306      4,306      (335)         1         8,278

Comprehensive income (loss):
     Net income                                         -          -       423          -           423
     Change in unrealized loss on securities
        available for sale                              -          -         -        (34)          (34)
                                                                                                -------
                  Net comprehensive income                                                          389
                                                  -------      -----      ----       ----       -------
Balance - December 31, 2001                         4,306      4,306        88        (33)        8,667

Issuance of stock                                       5          5         -          -            10
Comprehensive income:
     Net income
                                                        -          -       801          -           801
     Change in unrealized gain on securities
         available for sale                             -          -         -        280           280
                                                                                                -------
                  Net comprehensive income                                                        1,081
                                                  -------      -----      ----       ----       -------
Balance - December 31, 2002                        $4,311     $4,311      $889       $247        $9,758
                                                  =======     ======      ====       ====       =======

Book value per share is $9.50, $8.45, and $8.07 at December 31, 2002, 2001, and 2000, respectively.

Clarkston Financial Corporation and Subsidiary
--------------------------------------------------------------------------------
                                            Consolidated Statement of Cash Flows
                                                                  (000s omitted)

                                                                              Year Ended December 31
                                                                         ----------------------------
                                                                          2002       2001        2000
                                                                         ------     -------    ------
Cash Flows from Operating Activities
      Net income                                                         $ 801      $ 423       $ 418
      Adjustments to reconcile net income to net cash
           from operating activities:
                Depreciation and amortization                              136        141         111
                Provision for loan losses                                  243         90         243
                Amortization (accretion) of securities                     368        (29)        (29)
                Deferred taxes                                             (49)        50        (190)
                (Gain) loss on sale of available-for-sale securities      (205)      (140)          9
                Gain on sale of held-to-maturity securities                 -         (87)          -
                (Increase) decrease in interest receivable                (114)        16        (201)
                Decrease (increase) in other assets                         61        (31)          3
                (Decrease) increase in interest payable
                     and other liabilities                                (439)       559         371
                                                                        ------     ------      ------
                          Net cash provided by operating activities        802        992         735

Cash Flows from Investing Activities
      Purchase of securities available for sale                        (47,083)   (53,202)     (8,356)
      Proceeds from sale of available-for-sale securities               40,762     25,375       8,675
      Proceeds from sales and maturities of held-to-maturity
              securities                                                 5,032     19,876       2,113
      Purchase of held-to-maturity investment securities               (10,683)    (4,023)    (13,822)
      Premises and equipment expenditures                                 (714)      (608)        (39)
      Net increase in loans                                            (20,233)    (8,743)    (14,503)
                                                                        ------     ------      ------
                          Net cash used in investing activities        (32,919)   (21,325)    (25,932)

Cash Flows from Financing Activities
      Net increase in time deposits
                                                                        25,584      5,859       3,693
      Net increase in other deposits
                                                                         5,179     16,893      22,449
      Issuance of common stock                                              10          -           -
                                                                        ------     ------      ------
                          Net cash provided by financing activities     30,773     22,752      26,142
                                                                        ------     ------      ------
Net Increase (Decrease) in Cash and Cash Equivalents                    (1,344)     2,419         945

Cash and Cash Equivalents - Beginning of year                            5,831      3,412       2,467
                                                                        ------     ------      ------
Cash and Cash Equivalents - End of year                             $    4,487   $  5,831   $   3,412
                                                                    ==========   ========   =========
Supplemental Disclosure of Cash Flow Information - Cash
      paid for
           Interest                                                 $    2,698   $  2,694   $   1,471
           Taxes                                                            46        185           -

See Notes to Consolidated Financial Statements.

Clarkston Financial Corporation and Subsidiary

Notes to Conslidated Financial Statements
December 31, 2002, 2001, and 2000

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation and Consolidation — The consolidated financial statements include the accounts of Clarkston Financial Corporation (the “Corporation”) and its wholly owned subsidiary, Clarkston State Bank (the “Bank”). All significant intercompany transactions are eliminated in consolidation.

Use of Estimates — The accounting and reporting policies of the Corporation and its subsidiary conform to accounting principles generally accepted in the United States of America. Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

Nature of Operations — Clarkston State Bank provides full-service commercial banking and consumer banking and provides other financial products and services through five branch offices to Michigan communities in Oakland County.

Significant Group Concentrations of Credit Risk — Most of the Corporation’s activities are with customers located within Michigan. Note 2 discusses the types of securities in which the Corporation invests. Note 3 discusses the types of lending in which the Corporation engages. The Corporation does not have any significant concentrations to any one industry or customer.

Cash and Cash Equivalents — For the purpose of the consolidated statement of cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold, all of which mature within 90 days.

Securities — Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

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

Clarkston Financial Corporation and Subsidiary

Notes to Conslidated Financial Statements
December 31, 2002, 2001, and 2000

Note 1 — Summary of Significant Accounting Policies (Continued)

Loans — The Corporation grants mortgage, commercial, and consumer loans to customers. Loans are reported at their outstanding unpaid principal balances adjusted for charge offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

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

Allowance for Loan Losses — The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

Clarkston Financial Corporation and Subsidiary

Notes to Conslidated Financial Statements
December 31, 2002, 2001, and 2000

Note 1 — Summary of Significant Accounting Policies (Continued)

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

Credit-related Financial Instruments — In the ordinary course of business, the Corporation has entered into commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

Adoption of FAS 133 — On January 1, 2001, the Corporation adopted Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The accounting for derivatives had no effect on the financial statements.

Banking Premises and Equipment — Land is carried at cost. Buildings and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation, computed on the straight-line method, is charged to operations over the estimated useful lives of the assets. Leasehold improvements are amortized over the terms of their respective leases or the estimated useful lives of the improvements, whichever is shorter.

Intangible Assets — Intangible assets approximating $77,000, net of accumulated amortization of $105,000, consist entirely of deposit intangibles acquired in an acquisition of branch assets completed during 1999. Amortization is calculated on a straight-line basis over the estimated asset life of eight years.

Clarkston Financial Corporation and Subsidiary

Notes to Conslidated Financial Statements
December 31, 2002, 2001, and 2000

Note 1 — Summary of Significant Accounting Policies (Continued)

Income Taxes — Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the various temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Stock Compensation Plans — The Corporation has chosen to measure compensation cost for director and employee stock compensation plans using the intrinsic value-based method of accounting, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an option holder must pay to acquire the stock. Stock options issued under the Corporation’s stock option plan have no intrinsic value at the grant date, and no compensation cost is recognized for them. The fair value-based method of accounting for stock compensation plans measures compensation cost at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Corporation has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value-based method of accounting has been applied. The pro forma disclosures include the effects of all awards granted since the Corporation’s inception (see Note 11).

Earnings per Share — Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options and are determined using the treasury stock method.

Book Value per Share — Book value per share represents total stockholders’ equity divided by the total number of shares outstanding at the end of each period.

Other Comprehensive Income — Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, however, such as unrealized gains and losses on available-for-sale securities, are reported as a direct adjustment to the equity section of the balance sheet. Such items, along with net income, are considered components of comprehensive income. At December 31, 2002 and 2001, accumulated other comprehensive income consists solely of unrealized gains (losses) on available-for-sale securities.

Clarkston Financial Corporation and Subsidiary

Notes to Conslidated Financial Statements
December 31, 2002, 2001, and 2000

Note 1 — Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements — Financial Accounting Standards Board (FASB) Statement No. 147, Acquisitions of Certain Financial Institutions, became effective October 1, 2002. In accordance with provisions of this Statement, the Corporation is required to evaluate its deposit intangible asset acquired in 1999 for impairment in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The initial implementation of FASB Statement No. 147 had no impact on the Corporation’s financial position or reported earnings.

Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, clarifies the requirements of Statement of Accounting Standards No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for and disclosure of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements ending after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The initial adoption of this standard is not expected to have a material impact on financial condition or results of operations.

Note 2 — Securities

        The amortized cost and estimated market value of securities are as follows at December 31, 2002 and 2001 (000s omitted):

                                                                            2002
                                                      -------------------------------------------------
                                                                    Gross        Gross
                                                      Amortized   Unrealized   Unrealized   Estimated
                                                         Cost        Gains       Losses    Market Value
                                                      ----------  ----------   ----------  ------------

Available-for-sale securities:
   U.S. Treasury securities and obligations of
     U.S. government corporations and agencies        $23,152      $ 215        $   16          23,351
   Collateralized mortgage obligations                 11,358         61            49          11,370
   Obligations of state and political subdivisions     19,858        225            62          20,021
                                                     --------      -----        ------        --------
                    Total                            $ 54,368      $ 501         $ 127        $ 54,742
                                                     ========      =====        ======        ========

Clarkston Financial Corporation and Subsidiary

Notes to Conslidated Financial Statements
December 31, 2002, 2001, and 2000

Note 2 — Securities (Continued)

                                                                            2001
                                                     --------------------------------------------------
                                                                     Gross       Gross
                                                      Amortized    Unrealized   Unrealized   Estimated
                                                         Cost        Gains       Losses    Market Value
                                                     ------------  ----------   ----------  -----------
Held-to-maturity securities - Obligations of
   state and political subdivisions                   $  5,605      $    -      $  119       $ 5,486
                                                      ========      =======     ======       =======
Available-for-sale securities:
   U.S. Treasury securities and obligations of
     U.S. government corporations and agencies        $ 22,793          104        286        22,611
   Collateralized mortgage obligations                  13,485          147         23        13,609
   Corporate securities                                    676            9          -           685
                                                      --------        -----      -----     ---------
                    Total                             $ 36,954        $ 260      $ 309     $  36,905
                                                      ========        =====      =====     =========
The amortized cost and estimated market value of available-for-sale securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (000s omitted):

                                                                    Available for Sale
                                                                -------------------------
                                                                Amortized Cost    Estimated
                                                                                 Market Value
                                                                --------------   -----------

Due in one year or less                                         $     5,271   $     5,261
Due in one year through five years                                   25,271        25,512
Due after five years through ten years                               20,533        20,686
Due after ten years                                                   3,293         3,283
                                                                -----------    ----------
                        Total                                    $   54,368    $   54,742
                                                                ===========    ==========

Clarkston Financial Corporation and Subsidiary

Notes to Conslidated Financial Statements
December 31, 2002, 2001, and 2000

Note 2 — Securities (Continued)

Securities having a carrying value of $4,194,000 and $6,887,000 (market value of $4,299,000 and $6,946,000) were pledged at December 31, 2002 and 2001, respectively, to secure public deposits, repurchase agreements, and for other purposes required by law.

Proceeds from the sale of available-for-sale securities were $40,762,000, $25,375,000, and $8,675,000 in 2002, 2001, and 2000, respectively. Gross gains of $308,000, $140,000, and $1,000 and gross losses of $103,000, $0, and $10,000 were recognized on those sales in 2002, 2001, and 2000, respectively.

During November 2002, the Bank reclassified all held-to-maturity securities at an amortized cost of $16,257,000 to available-for-sale securities at a fair market value of $16,393,000. Other comprehensive income was adjusted to reflect the resulting net unrealized gain of $136,000. These securities were subsequently sold and the resulting proceeds and gross gains/losses are included in the available-for-sale figures above. In the prior year, the Bank sold approximately $4,257,000 of held-to-maturity securities, due to concerns about the issuer’s creditworthiness. Proceeds from the sale of held-to-maturity securities were $4,344,000 in 2001. Gross gains of $87,000 were recognized on those sales in 2001.

Note 3 — Loans

        Major categories of loans included in the portfolio at December 31, 2002 and 2001 are as follows (000s omitted):

                                                                        2002           2001
                                                                   ------------    ------------
Commercial                                                         $     46,460    $     25,299
Residential mortgage                                                      4,668           5,441
Consumer                                                                  3,594           3,715
                                                                   ------------    ------------
                        Total                                      $     54,722    $     34,455
                                                                   ============    ============
Certain directors of the Corporation and the Bank, including their associates, were loan customers of the subsidiary bank. Such loans were made in the ordinary course of business and do not involve more than a normal risk of collectibility. The outstanding loan balance for these persons at December 31, 2002 and 2001 totaled $1,612,000 and $1,604,000, respectively. During 2002, $407,000 of new loans were made and repayments totaled $399,000. The total unused commitments for these loans totaled $247,000 and $490,000 at December 31, 2002 and 2001, respectively.

Clarkston Financial Corporation and Subsidiary

Notes to Conslidated Financial Statements
December 31, 2002, 2001, and 2000

Note 3 — Loans (Continued)

During 2002, a loan was made to a related party of the Corporation and the Bank for $1,940,000. This loan is 100 percent participated out to another bank. The outstanding loan balance at December 31, 2002 is approximately $1,903,000.

        Loan maturities and rate sensitivity of the loan portfolio at December 31, 2002 are as follows (000s omitted):

                                            Within One     One to Five      After Five
                                               Year          Years            Years         Total
                                           -----------     -----------      ----------      -----
Commercial                                 $   20,005     $  22,553        $  3,902       $   46,460
Mortgage                                           90         3,804             774            4,668
Consumer                                          785         2,076             733            3,594
                                           ----------     ---------        --------       ----------
                      Total                $   20,880     $  28,433        $  5,409       $   54,722
                                           ==========     =========        ========       ==========
Loans at fixed interest rates              $      723     $  21,127        $  3,528       $   25,378
Loans at variable interest rates               20,157         7,306           1,881           29,344
                                           ----------     ---------        --------       ----------
                                           $   20,880     $  28,433        $  5,409       $   54,722
                                           ==========     =========        ========       ==========

Note 4 — Allowance for Possible Loan Losses

        A summary of the activity in the allowance for possible loan losses (ALL) is as follows (000s omitted):

                                                                          2002            2001
                                                                      ----------       --------
Balance - Beginning of year                                           $    419         $    379

Provision charged to operations                                            243               90
Loan losses
                                                                           (13)             (51)
Loan loss recoveries
                                                                            47                1
                                                                      --------         --------
Balance - End of year                                                  $   696          $   419
                                                                      ========         ========
As a percent of total loans                                              1.27%            1.21%
                                                                      ========         ========
The Bank considers all nonaccrual and reduced-rate loans (with the exception of residential mortgages and consumer loans) to be impaired. There are no impaired loans outstanding as of December 31, 2002. There was no required specific allowance for the impaired loans.

Clarkston Financial Corporation and Subsidiary

Notes to Conslidated Financial Statements
December 31, 2002, 2001, and 2000

Note 5 — Bank Premises and Equipment

        The following is a summary of Bank premises and equipment for the years ended December 31, 2002 and 2001 (000s omitted):

                                                                                  2002          2001
                                                                                  ----          ----
Building improvements                                                             $ 107          $ 74
Building                                                                            909           257
Furniture and equipment                                                             681           652
Land                                                                                 10            10
Land improvements                                                                    63            63
                                                                                -------        ------
                        Total Bank premises and equipment                         1,770         1,056

Less accumulated depreciation                                                       370           262
                                                                                -------        ------
                        Net carrying amount                                      $1,400         $ 794
                                                                                =======        ======
Depreciation expense for the years ended December 31, 2002, 2001, and 2000 amounted to $108,000, $86,000, and $94,000, respectively.

Note 6 — Deposits

        The following is a summary of interest-bearing deposit accounts at December 31, 2002 and 2001 (000s omitted):

                                                                          2002          2001
                                                                        -------       -------

Interest checking                                                       $ 6,309     $   2,233
Savings                                                                   6,335         5,692
Money market                                                             32,589        17,291
Time:
      $100,000 and over                                                  24,155        19,983
      Under $100,000                                                     20,738        19,731
                                                                     ----------     ---------
                        Total interest-bearing deposits              $   90,126     $  64,930
                                                                     ==========     =========

Clarkston Financial Corporation and Subsidiary

Notes to Conslidated Financial Statements
December 31, 2002, 2001, and 2000

Note 6 — Deposits (Continued)

        The remaining maturities of certificates of deposit outstanding at December 31, 2002 are as follows (000s omitted):

                                    Under           100,000 and
                                  $100,000             Over
                                 ----------         ----------
         2003                    $  9,482           $   15,778
         2004                       4,252                1,999
         2005                         597                  263
         2006                       5,963                3,771
         2007                           -                  200
     2008 and after                   444                2,144
                                 --------           ----------
                Total            $ 20,738           $   24,155
                                 ========           ==========

Note 7 — Income Taxes

The Corporation and the Bank file a consolidated income tax return. The following is a summary of the provision for income taxes for the years ended December 31, 2002, 2001, and 2000.

        Allocation of income taxes between current and deferred portions is as follows (000s omitted):

                                                                 2002           2001          2000
                                                                 ----           ----          ----
Current expense                                               $   253        $  128        $    -
Deferred (benefit) expense                                        (49)           67           (190)
                                                              -------        ------        -------
                        Total income tax (benefit)
                              expense                         $   204        $  195        $  (190)
                                                              =======        ======        =======

Clarkston Financial Corporation and Subsidiary

Notes to Conslidated Financial Statements
December 31, 2002, 2001, and 2000

Note 7 — Income Taxes (Continued)

The difference between reported federal income tax expense and the amount computed by applying statutory tax rates to income before income taxes is as follows:

                                                                        2002          2001        2000
                                                                       ------        ------     -------
Amount computed at statutory rates                                     $  342        $  210     $     78
Increase (decrease) resulting from:
     Tax-exempt interest                                                 (170)          (32)         (25)
     Change in valuation allowance for deferred
          tax assets                                                        -             -         (274)
     Other                                                                 32            17           31
                                                                      -------        ------      -------
                        Reported tax expense (income)                  $  204         $ 195      $  (190)
                                                                      =======        ======      =======
The temporary differences that comprise deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows (000s omitted):

                                                                          2002          2001
                                                                        -------        ------
Deferred tax assets:
      Bad debts                                                         $  190         $  121
      Organization and preopening costs                                     10             19
      Unrealized loss on securities available for sale                       -             17
                                                                        ------         ------
                        Total deferred tax assets                          200            157

Deferred tax liabilities:
      Unrealized gain on securities available for sale                    (127)             -
      Depreciation                                                         (24)           (14)
      Accretion on investment securities                                    (4)            (3)
                                                                        ------         ------
                        Total deferred tax liabilities                    (155)           (17)
                                                                        ------         ------
                        Net deferred tax asset                          $   45         $  140
                                                                        ======         ======

Clarkston Financial Corporation and Subsidiary

Notes to Conslidated Financial Statements
December 31, 2002, 2001, and 2000

Note 8 — Off-balance-sheet Activities

Credit-related Financial Instruments — The Corporation is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

The Corporation’s exposure to credit loss is represented by the contractual amount of these commitments. The Corporation follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

The Bank had loan commitments and standby letters of credit totaling $30,162,000 and $16,125,000 at December 31, 2002 and 2001, respectively, on which loans of $20,641,000 and $11,467,000, respectively, were outstanding at year end and included in the Bank’s consolidated balance sheet.

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

Clarkston Financial Corporation and Subsidiary

Notes to Conslidated Financial Statements
December 31, 2002, 2001, and 2000

Note 8 — Off-balance-sheet Activities (Continued)

Collateral Requirements — To reduce credit risk related to the use of credit-related financial instruments, the Corporation generally obtains collateral. The amount and nature of the collateral obtained is based on the Corporation’s credit evaluation of the customer. Collateral held varies but may include cash, securities, accounts receivable, inventory, property, plant, and equipment, and real estate.

Note 9 — Related Parties

The Bank entered into a lease for its main operating facility under a noncancelable lease expiring on October 1, 2003. The facility was leased from an entity owned by certain members of the Board of Directors of the Corporation and the Bank. The lease payment obligation was $5,000 per month through December 1, 2000 and $5,250 per month thereafter. Under the terms of the lease agreement, the Bank was responsible for all taxes, utilities, and maintenance costs for the facility.

In June 2002, the Bank purchased its main operating facility from the related party for $650,000 and the future lease obligations were terminated. The lease payments made from January through June 2002 totaled $31,500.

Note 10 — Restriction on Dividends, Loans, and Advances

Banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Corporation. The total amount of dividends that may be paid at any date is generally limited to the retained earnings of the Bank. However, dividends paid by the Bank would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum standards. At December 31, 2002, the Bank’s retained earnings available for the payment of dividends totaled $1,725,271. Accordingly, $8,018,156 of the Corporation’s investment in the Bank was restricted at December 31, 2002.

Loans or advances made by the Bank to the Corporation are generally limited to 10 percent of the Bank’s capital stock and surplus. Accordingly, at December 31, 2002, Bank funds available for loans or advances to the Corporation amounted to $849,686.

Clarkston Financial Corporation and Subsidiary

Notes to Conslidated Financial Statements
December 31, 2002, 2001, and 2000

Note 11 — Stock-based Compensation

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

The following table summarizes stock option transactions for both plans and the related average exercise prices for the years ended December 31, 2002, 2001, and 2000:

                                            2002                 2001                  2000
                                    -------------------  -------------------  --------------------
                                    Number of  Weighted             Weighted              Weighted
                                     Shares    Average              Average               Average
                                              Exercise   Number    Exercise   Number of  Exercise
                                               Price    of Shares   Price      Shares     Price
                                    --------  --------  ---------  --------   ---------  ---------
Options Outstanding - Beginning
     of year                         66,350   $ 8.96      66,350   $  8.96     64,150    $  9.09
Options granted - Employee plan           -        -           -        -       2,200       5.00
Options exercised                    (1,100)    5.00           -        -           -         -
Options expired                      (7,607)    9.09           -        -           -         -
                                     ------               ------               ------
Options Outstanding - End of year    57,643   $ 9.01      66,350   $  8.96     66,350    $  8.96
                                     ======   ======      ======   =======     ======    =======

          The  following  table  shows  summary  information  about  fixed stock options outstanding at December 31, 2002:

                                 Stock Options Outstanding                Stock Options Exercisable
                     Range of                  Weighted                   Number of
                   Exercise Prices               Average                     Shares
                                               Remaining     Weighted     Exerciseable    Weighted
                                  Number of   Contractual     Average                     Average
                                   Shares        Life     Exercise Price               Exercise Price
                 ---------------- ---------   ----------  --------------  -----------  ---------------
Contingent      $     9.09          28,070     5.9 years     $  9.09         11,228      $  9.09
Noncontingent         9.09          28,473     5.9 years        9.09         22,775         9.09
Noncontingent         5.00           1,100     2.3 years        5.00          1,100         5.00

Clarkston Financial Corporation and Subsidiary

Notes to Conslidated Financial Statements
December 31, 2002, 2001, and 2000

Note 11 - Stock-based Compensation (Continued)

The Corporation has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, but applies the intrinsic value method to account for its plan. The Corporation has estimated fair value of the options granted in 2000 at $2.34 per share, using a "minimum value" concept. The value was calculated using an assumed interest rate of 6.5 percent and estimated life of five years.
If the Corporation had elected to recognize compensation costs for the plans based on the fair value of awards at the grant date, net income per share on a pro forma basis would have been as follows (000s omitted, except per share data):
                                             2002                 2001                 2000
                                   -------------------  -------------------  -------------------
                                      As                   As                   As
                                   Reported  Pro Forma  Reported  Pro Forma  Reported  Pro Forma
                                   --------  ---------  --------  ---------  --------  ---------
Net income                          $ 801     $ 775      $ 423     $ 401      $ 418     $ 396
Net income per common share:
     Basic
                                     0.78      0.76       0.41      0.39       0.41      0.39
     Fully diluted
                                     0.78      0.76       0.41      0.39       0.41      0.39

Note 12 — Common Stock

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

Note 13 — Financial Instruments

Fair Values of Financial Instruments — The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based on quoted market prices. However, in many instances, there are no quoted market prices for the Corporation’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.

Clarkston Financial Corporation and Subsidiary

Notes to Conslidated Financial Statements
December 31, 2002, 2001, and 2000

Note 13 — Financial Instruments (Continued)

Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Corporation.

                                                    2002                        2001
                                          -------------------------   ----------------------------
                                           Carrying      Estimated     Carrying    Estimated Fair
                                            Amount      Fair Value      Amount         Value
                                          -----------   -----------   ----------   ---------------
Assets
     Cash and short-term investments       $4,487        $4,487        $5,831        $5,831
     Securities                            54,742        54,742        42,510        42,391
     Loans                                 54,026        54,374        34,036        34,212
     Accrued interest receivable              555           555           441           441

Liabilities
     Noninterest-bearing deposits          14,797        14,797         9,230         9,230
     Interest-bearing deposits             90,126        90,729        64,930        65,579
     Accrued interest payable                 222           222           210           210
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

Clarkston Financial Corporation and Subsidiary

Notes to Conslidated Financial Statements
December 31, 2002, 2001, and 2000

Note 14 — Minimum Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002 and 2001, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier I risked-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s capital category. The Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2002 and 2001 are also presented in the table.

Clarkston Financial Corporation and Subsidiary

Notes to Conslidated Financial Statements
December 31, 2002, 2001, and 2000

Note 14 — Minimum Regulatory Capital Requirements (Continued)

                                                                 For Capital           To be
                                                 Actual        Adequacy Purposes  Well-capitalized
                                         Amount      Ratio    Amount    Ratio    Amount    Ratio
                                                   (Percent)          (Percent)          (Percent)
                                        --------    -------   -------   -------  -------   --------
As of December 31, 2002:
     Total risk-based capital
         (to risk-weighted assets)      $ 10,116     14.76    $ 5,482    8.00    $ 6,853    10.00
     Tier I capital
          (to risk-weighted assets)     $  9,420     13.75    $ 2,741    4.00    $ 4,112     6.00
     Tier I capital
          (to average assets)           $  9,420     8.32     $ 4,529    4.00    $ 5,661     5.00

As of December 31, 2001:
     Total risk-based capital
          (to risk-weighted assets)     $  9,014     19.91    $ 3,622    8.00    $ 4,528    10.00
     Tier I capital
          (to risk-weighted assets)     $  8,595     18.98    $ 1,811    4.00    $ 2,717     6.00
     Tier I capital
          (to average assets)           $  8,595     10.48    $ 3,282    4.00    $ 4,102     5.00

Note 15 — Parent-only Condensed Financial Information

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

Clarkston Financial Corporation and Subsidiary

Notes to Conslidated Financial Statements
December 31, 2002, 2001, and 2000

Note 15 — Parent-only Condensed Financial Information (Continued)

        The condensed balance sheet as of December 31, 2002 and 2001 (with 000s omitted) is as follows:

                                                                          2002        2001
                                                                        ------       -----
Assets
      Cash on deposit with correspondent bank                           $   11       $   1
      Receivable from subsidiary                                             4           -
      Investment in the Bank                                             9,743       8,666
                                                                       -------       -----
                        Total assets                                    $9,758       8,667
                                                                       =======       =====
Liabilities                                                             $    -       $   -

Stockholders' Equity                                                     9,758       8,667
                                                                       -------      ------
                        Total liabilities and stockholders' equity     $ 9,758      $8,667
                                                                       =======      ======

          The condensed statement of operations for the years ended December 31,
          2002, 2001, and 2000 (000s omitted) is as follows:

                                                                       2002       2001        2000
                                                                       ----       ----        ----
Operating Income                                                     $    -      $   -       $   -

Operating Expenses                                                       56          -          26
                                                                     ------      -----        ----
Loss - Before income taxes and equity in undistributed
      income of subsidiary                                              (56)         -         (26)

Provision for Income Taxes                                                -          -           -
                                                                     ------      -----        ----
Loss - Before equity in undistributed income
      of subsidiary                                                     (56)         -         (26)

Equity in Undistributed Income of Subsidiary                            857        423         444
                                                                     ------     ------       -----
Net Income                                                           $  801     $  423       $ 418
                                                                     ======     ======       =====

Clarkston Financial Corporation and Subsidiary

Notes to Conslidated Financial Statements
December 31, 2002, 2001, and 2000

Note 15 — Parent-only Condensed Financial Information (Continued)

The condensed statement of cash flows for the years ended December 31, 2002, 2001, and 2000 (000s omitted) is as follows:

                                                                       2002        2001        2000
                                                                       ----        ----        ----
Cash Flows from Operating Activities
      Net income                                                     $    801     $  423     $    418
      Adjustments to reconcile net income to net cash
           from operating activities:
                 Equity in undistributed income of
                      subsidiary                                         (857)      (423)        (444)
                 (Increase) decrease in receivable from
                      subsidiary                                           (4)         -           27
                                                                     --------     ------     --------
                           Net cash provided by (used in)
                                operating activities                      (60)         -            1

Cash Flows from Investing Activities - Dividends
      received from subsidiary                                             60          -            -
Cash Flows from Financing Activities - Issuance
      of stock                                                             10          -            -
                                                                     --------     ------     --------
Net Increase in Cash and Cash Equivalents                                  10          -            1
Cash and Cash Equivalents - Beginning of year                               1          1            -
                                                                     --------     ------     --------
Cash and Cash Equivalents - End of year                               $    11      $   1      $     1
                                                                     ========     ======     ========

Clarkston Financial Corporation and Subsidiary

Notes to Conslidated Financial Statements
December 31, 2002, 2001, and 2000

Note 16 — Earnings per Share

Earnings per share data is the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Potential dilutive securities that have an antidilutive effect have been excluded from the computation. The calculation of earnings per share for the years ended December 31, 2002, 2001, and 2000 is as follows:

                                                              2002         2001          2000
                                                          -----------   -----------  -----------
Net income                                                $       801   $       423  $       418
                                                          ===========   ===========  ===========
Weighted average shares - Basic                                 1,026         1,026        1,026
Dilutive effect of stock options                                    1             1            -
                                                          -----------   -----------  -----------
Weighted average shares - Fully diluted                         1,027         1,027        1,026
                                                          ===========   ===========  ===========
Net income per share - Basic                              $      0.78   $      0.41  $      0.41
                                                          ===========   ===========  ===========
Net income per share - Fully diluted                      $      0.78   $      0.41  $      0.41
                                                          ===========   ===========  ===========

Clarkston Financial Corporation and Subsidiary

Notes to Conslidated Financial Statements
December 31, 2002, 2001, and 2000

Exhibit 21
SUBSIDIARIES OF REGISTRANT

        Clarkston State Bank - 100% owned
        Incorporated as a Michigan Banking Corporation
        15 South Main Street
        Clarkston, Michigan 48346

Exhibit 23

INDEPENDENT AUDITORS’ CONSENT

Board of Directors
Clarkston Financial Corporation

We consent to the incorporation by reference of our report dated January 24, 2003, on our audit of the consolidated financial statements for the years ended December 31, 2002, 2001, and 2000 which report is included in this Annual report on form 10-KSB.

March 26, 2003 Auburn Hills, Michigan	/s/ PLANTE & MORAN, PLLC

EXHIBIT 99-1

I, Edwin L. Adler, Chief Executive Officer of Clarkston Financial Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)     the Annual Report on Form 10-QSB for the year ended December 31, 2002 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)     the information contained in the Quarterly Report on Form 10-KSB for the year ended December 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of Clarkston Financial Corporation.

Dated: March 27, 2003

/s/ Edwin L. Adler Edwin L. Adler Chief Executive Officer

EXHIBIT 99-2

I, J. Grant Smith, Chief Financial Officer of Clarkston Financial Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)     the Annual Report on Form 10-KSB for the year ended December 31, 2002 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)     the information contained in the Quarterly Report on Form 10-KSB for the year ended December 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of Clarkston Financial Corporation.

Dated: March 27, 2003

/s/ J. Grant Smith J. Grant Smith Chief Financial Officer