Form 10QSB
period 2003-03-31
CLARKSTON FINANCIAL CORP
filed 2003-05-15
CIK 1068366

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,028,922 shares of the Company’s Common Stock (no par value) were outstanding as of March 31, 2003.

Transitional Small Business Disclosure Format (check one):   Yes      No  X

INDEX

Page Number(s)
Part I.	Financial Information (unaudited):
Item 1.
Consolidated Financial Statements.............................................................
Notes to Consolidated Financial Statements..............................................

Item 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations..........................................

Item 3.
	Controls and Procedures............................................................................	3-7 8-14 15-18 19
Part II.	Other Information:
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

Item 5.
Other Information.......................................................................................

Item 6.
	Exhibits and Reports on Form 8-K.............................................................	20 20 20 20 20 20
Signatures	.....................................................................................................................	21

Part I   Financial Information (unaudited)

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
March 31, 2003 (unaudited) and December 31, 2002
(dollars in thousands, except per share data)

                                                                                March 31,             December 31,
                                                                                  2003                    2002
                                                                               -----------             ----------
                                                                               (Unaudited)

Cash and Cash Equivalents
       Total cash and due from banks................................                $  2,025             $  1,508
        Federal funds sold..........................................                   5,909                2,979
                                                                                    --------             --------

            Total Cash and Cash Equivalents.........................                   7,934                4,487

Securities Available for Sale, at fair value........................                  45,224               54,742

Loans, less Loan Loss Reserve
       Total loans..................................................                  68,536               54,722
       Allowance for loan losses....................................                    (839)               (696)
                                                                                    --------             --------
       Net Loans....................................................                  67,697               54,026

Banking premises and equipment......................................                   1,362                1,400
Interest receivable.................................................                     357                  555
Net Deferred Tax Asset..............................................                      53                   45
Other Assets........................................................                      77                   80
                                                                                    --------             --------
            Total Assets............................................                $122,704             $115,335
                                                                                    ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
       Deposits
       Noninterest-bearing..........................................                  14,173               14,797
       Interest-bearing.............................................                  96,933               90,126
                                                                                    --------             --------
            Total deposits..........................................                 111,106              104,923
       Accrued Expenses and Other Liabilities.......................                   1,642                  654

Shareholders' Equity
       Common stock, no par value: 10,000,000
             Shares authorized; 1,028,922 shares
             issued and outstanding as of March 31,
             2003 and December 31, 2002.............................                   4,311                4,311
       Capital surplus..............................................                   4,311                4,311
       Retained Earnings............................................                   1,103                  889
       Accumulated other comprehensive income.......................                     231                  247
                                                                                    --------             --------
             Total Shareholders' Equity.............................                   9,956                9,758
                                                                                    --------             --------

              Total Liabilities and Shareholders' Equity............                $122,704             $115,335
                                                                                    ========             ========

See accompanying notes to consolidated financial statements

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME
Three Month Periods Ended March 31, 2003 and March 31, 2002
(dollars in thousands, except per share data)
(unaudited)

                                                                          Three Months          Three Months
                                                                              Ended                 Ended
                                                                         March 31, 2003        March 31, 2002
                                                                         --------------        --------------

Interest Income
       Loans, including fees ........................................         $1,130                $  692
       Securities....................................................            412                   663
       Federal Funds sold............................................             14                    18
                                                                              ------                ------
            Total interest income....................................          1,556                 1,373

Interest Expense
       Deposits......................................................            673                   620
                                                                              ------                ------

Net Interest Income..................................................            883                   753

Provision  for loan losses...........................................            243                    15
                                                                              ------                ------

Net interest income
After provision for loan losses......................................            640                   738

Noninterest income
     Gains (losses) on sale of securities............................            210                    20
     Gains (losses) on sale of loans.................................              7                     8
     Gains (losses) other............................................             (7)                   (8)
     Other income....................................................            107                    85
                                                                              ------                ------
            Total noninterest income.................................            317                   105

Noninterest expense
     Salaries and benefits...........................................            353                   343
     Occupancy expense of premises...................................             53                    63
     Furniture and equipment expense.................................             48                    46
     Computer and data processing expenses...........................             68                    60
     Advertising and public relations................................             30                    19
     Professional fees...............................................             42                    42
     Amortization of deposit premium.................................              5                     8
     Other expense...................................................             75                    65
                                                                              ------                ------
            Total non-interest expense...............................            674                   646
                                                                              ------                ------

Income before federal income tax.....................................            283                   197

Federal income tax...................................................             69                    72
                                                                              ------                ------

Net income ..........................................................         $  214                $  125
                                                                              ======                ======

Basic and diluted income per share...................................         $  .21                $  .12
                                                                              ======                ======

See accompanying notes to consolidated financial statements

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Three Month Periods Ended March 31, 2003 and March 31, 2002
(dollars in thousands)
(Unaudited)

                                                                                Three Months        Three Months
                                                                                   Ended               Ended
                                                                               March 31, 2003      March 31, 2002
                                                                               --------------      --------------

Net Income as Reported.................................................          $     214           $     125

Other Comprehensive Income (Loss), Net of Tax:

       Change in unrealized gain / loss on securities
           Available for sale..........................................                (16)               (498)
                                                                                 ----------          ----------

Comprehensive Income (Loss)............................................          $     198           $    (373)
                                                                                 ==========          ==========

See accompanying notes to consolidated financial statements

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Three Month Period ended March 31, 2003
(dollars in thousands)
(Unaudited)

                                                                                                Accumulated
                                                                                                   Other              Total
                                                     Common       Capital      Retained        Comprehensive      Shareholders'
                                                      Stock       Surplus      Earnings            Income            Equity
                                                     ------       -------      --------        -------------      -------------

Balance December 31, 2002.....................      $  4,311      $ 4,311      $     889          $    247           $  9,758

Net income for three months
Ended March 31, 2003 (unaudited)..............            --           --            214                --                214

Increase  (Decrease)  in  fair  market  value  of
securities available for sale.................            --           --             --               (16)               (16)
                                                    --------      -------      ---------          ---------          ---------

Balance March 31, 2003........................      $  4,311      $ 4,311      $   1,103          $    231           $  9,956
                                                    ========      =======      =========          ========           ========

See accompanying notes to consolidated financial statements

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
Three Month Periods ended March 31, 2003 and March 31, 2002
(dollars in thousands)
(unaudited)

                                                                           Three Months                        Three Months
                                                                               Ended                               Ended
                                                                          March 31, 2003                      March 31, 2002
                                                                          --------------                      --------------

Net Cash Provided by Operating Activities:
       Net cash provided by operating activities.....................             $   1,837                     $       40

Cash Flows from Investing Activities:
       Net increase in loans.........................................               (13,814)                        (1,203)
       Purchase of available-for-sale securities.....................                (6,608)                        (9,343)
       Proceeds from sales of available-for-sale securities..........                15,900                          1,001
       Property and equipment expenditures...........................                   (51)                           (10)
                                                                                  ----------                    -----------
       Net cash used in investing activities.........................                (4,573)                        (9,555)

Cash Flows from Financing Activities:
       Increase in deposits..........................................                 6,183                          8,059
                                                                                  ---------                     ----------

Net increase (decrease) in cash and cash equivalents.................                 3,447                         (1,456)
Cash and cash equivalents at beginning of year.......................                 4,487                          5,831
                                                                                  ---------                     ----------

Cash and cash equivalents at March 31, 2003 and 2002.................             $   7,934                     $    4,375
                                                                                  =========                     ==========

See accompanying notes to consolidated financial statements

CLARKSTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003 (unaudited) and December 31, 2002

NOTE 1 – SUMMARY OF CRITICAL ACCOUNTING POLICIES

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Proxy Statement dated April 4, 2003 containing audited financial statements as of December 31, 2002, 2001 and 2000.

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Clarkston Financial Corporation (the “Company”), and its wholly-owned subsidiary, Clarkston State Bank (the “Bank”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates — To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The collectibility of loans, fair values of financial instruments, and status of contingencies are particularly subject to change.

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

Allowance for Loan Losses – The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based on management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining

CLARKSTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003 (unaudited) and December 31, 2002

impairment include payment status, collateral value and the profitability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including length of the delay, the reasons of the delay, the borrowers’ prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures.

Stock Compensation Plans – The Corporation has chosen to measure compensation cost for director and employee stock compensation plans using the intrinsic value-based method of accounting, whereby compensation cost is the excess, if any, of the quoted market price of the stock at grant date (or other measurement date) over the amount an option holder must pay to acquire the stock. Stock options issued under the Corporation’s stock option plan have no intrinsic value at the grant date, and no compensation cost is recognized for them. The fair value-based method of accounting for stock compensation plans measures compensation cost at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Corporation has provided pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting has been applied. The pro forma disclosures include the effects of all awards granted since the Corporation’s inception.

NOTE 2 – COMPUTATION OF EARNINGS PER SHARE

        Basic earnings (loss) per share is based on net income (loss) divided by the weighted average number of shares outstanding during the period.

CLARKSTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003 (unaudited) and December 31, 2002

NOTE 3 — SECURITIES

At March 31, 2003, investment securities having a carrying value of $10.7 million were pledged to local municipalities and county governments. Securities are pledged as required by law to be used as collateral for public liabilities.

The Bank does not have any securities in its portfolio that are classified as held to maturity. All securities are classified as available for sale and the amortized cost and fair values of those securities are as follows (dollars in thousands):

Available for Sale

                                                                       Gross               Gross          Estimated
                                                    Amortized        Unrealized         Unrealized          Market
                                                       Cost            Gains              Losses            Value
                                                     --------        ---------          ----------         -------

  March 31, 2003 (Unaudited)
         Taxable variable rate demand
             Municipal revenue bonds,
             Short term corporate
             Commercial paper, and bonds
             of government agencies...........      $ 44,874            $545             $  (195)        $ 45,224
                                                    ========            ====             ========        ========

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Listed below are the contractual maturities of debt securities at March 31, 2003:

                                                                            Available-for-Sale Securities
                                                                          ---------------------------------
                                                                           Amortized            Estimated
                                                                              Cost             Market Value
                                                                          ------------         ------------
                                                                              (dollars in thousands)

      Due from 2003 to 2004....................................               $     0               $     0
      Due from 2004 to 2006....................................                     0                     0
      Due from 2006 to 2008....................................                 2,285                 2,303
      Due from 2008 to 2032....................................                42,589                42,921
                                                                              -------               -------
                                                                              $44,874               $45,224
                                                                              =======               =======

(Continued)

CLARKSTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003 (unaudited) and December 31, 2002

NOTE 4 — LOANS

Loans are as follows (dollars in thousands):

                                                                               March 31,               December 31,
                                                                                 2003                      2002
                                                                             -------------             ------------
                                                                             (Unaudited)

        Commercial................................................                $ 58,404                 $ 46,460
        Mortgage..................................................                   6,220                    4,668
        Consumer..................................................                   3,912                    3,594
                                                                                  --------                 --------
                                                                                    68,536                   54,722
        Allowance for loan losses.................................                     839                      696
                                                                                  --------                 --------
                                                                                  $ 67,697                 $ 54,026
                                                                                  ========                 ========

Activity in the allowance for loan losses is as follows (dollars in thousands):

                                                                             Three months                For the
                                                                                 Ended                  Year Ended
                                                                            March 31, 2003             December 31,
                                                                              (Unaudited)                  2002
                                                                              ------------             ------------

        Balance at beginning of period............................                 $   696               $      419
               Provision charged to operating expense.............                     243                      243
               Loan losses........................................                    (100)                     (13)
               Loan recoveries....................................                       0                       47
                                                                                   -------               ----------

        Balance at end of period..................................                 $   839               $      696
                                                                                   =======               ==========

        Allowance for loan losses as a percentage of
               loans at end of period.............................                   1.22%                    1.27%
                                                                                   =======               ==========

The table below outlines the allowance for loan loss allocations (dollars in thousands):

                                         March 31, 2003              December 31, 2002
                                    -------------------------    --------------------------
                                                  % of each                    % of each
                                                  category                      category
                                     Allowance    to total        Allowance     to total
                                      Amount        loans          Amount        loans
                                      ------        -----          ------        -----

Commercial....................           $635         .87%           $487         .89%
Real estate mortgages.........            126         .15             110         .20
Consumer......................             78         .20              99         .18
Unallocated...................              0           0               0           0
                                         ----        -----           ----        -----
     Total....................           $839        1.22%           $696        1.27%

The above allocations are not intended to imply limitations on the usage of the allowance. The entire allowance is available for any future loans without regards to loan type.

(Continued)

CLARKSTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003 (unaudited) and December 31, 2002

NOTE 5 — PREMISES AND EQUIPMENT — NET

Premises and equipment are as follows (dollars in thousands):

                                                                       March 31,            December 31,
                                                                         2003                   2002
                                                                      -----------           ------------
                                                                      (unaudited)

       Building and improvements.................................     $     1,096            $    1,089
       Furniture and equipment...................................             656                   681
                                                                      -----------            ----------
       Total Bank Premises and Equipment                                    1,752                 1,770
       Less accumulated Depreciation.............................             390                   370
                                                                      -----------            ----------
       Net Carrying Amount                                            $     1,362            $    1,400
                                                                      ===========            ==========

NOTE 6 — DEPOSITS

Deposits are summarized as follows (dollars in thousands):

                                                                       March 31,            December 31,
                                                                         2003                   2002
                                                                      -----------           ------------

Noninterest bearing demand deposit accounts......................       $  14,173              $  14,797
Interest bearing demand deposit accounts.........................           6,482                  6,309
Savings accounts.................................................           7,064                  6,335
Money market accounts............................................          39,499                 32,589
Certificates of deposit..........................................          43,888                 44,893
                                                                        ---------              ---------
                                                                        $ 111,106              $ 104,923
                                                                        =========              =========

NOTE 7 – STOCK BASED COMPENSATION

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

(Continued)

CLARKSTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003 (unaudited) and December 31, 2002

The following table summarizes stock option transactions for both plans and the related average exercise prices for the three month periods ended March 31, 2003 and 2002:

                                                      2003                     2002
                                                 --------------           --------------
                                                          Weighted                 Weighted
                                                          Average                   Average
                                              Number      Exercise      Number     Exercise
                                            of Shares      Price      of Shares      Price
                                            ---------      -----      ---------      -----

Options Outstanding - beginning of period     57,643       $9.01        66,350       $8.96
Options granted                                   --          --            --          --
Options exercised                                 --          --            --          --
Options expired                                   --          --            --          --

Options Outstanding - End of period           57,643       $9.01        66,350       $8.96
The following table shows summary information about fixed stock options outstanding at March 31, 2003:
                                           Stock Options Outstanding                      Stock Options Exercisable
                             -------------------------------------------------------    ------------------------------
                                                          Weighted
                                                           Average       Weighted
                              Range of                    Remaining       Average         Number of      Weighted
                              Exercise     Number of     Contractual     Exercise          Shares         Average
                               Prices        Shares          Life          Price         Exercisable   Exercise Price
                               ------        ------          ----          -----         -----------   --------------

Contingent                   $    9.09       28,070       5.9 years     $    9.09          11,228       $    9.09
Noncontingent                     9.07       28,473       5.9 years          9.09          22,775            9.09
Noncontingent                     5.00        1,000       2.3 years          5.00           1,100            5.00

The Corporation has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, but applies the intrinsic value method to account for its plan. The Corporation has estimated fair market value of the options granted in 2000 at $2.34 per share, using a “minimum value” concept. The value was calculated using an assumed interest rate of 6.5 percent and estimated life of five years.

If the Corporation had elected to recognize compensation costs for the plans based on the fair value of awards at the grant date, net income per share on a pro forma basis for three month periods ended March 31, 2003 and 2002 would have been as follows (000s omitted, except per share data):

                                                    2003                       2002
                                            ----------------------     ----------------------
                                                As         Pro             As         Pro
                                             Reported     Forma         Reported     Forma
                                             --------     -----         --------     -----

Net income                                       $214      $210             $125      $121
Net income per common share:
     Basic                                       0.21      0.20             0.12      0.12
     Fully diluted                               0.21      0.20             0.12      0.12

(Continued)

CLARKSTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003 (unaudited) and December 31, 2002

NOTE 8 – MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2003 and December 31, 2002, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

As of March 31, 2003, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s capital category. The Corporation’s and the Bank’s actual capital amounts and ratios as of March 31, 2003 and December 31, 2002 are also presented in the table below.

                                                                     For Capital                      To be
                                            Actual                Adequacy Purposes             Well-Capitalized
                                    ------------------------    -----------------------     --------------------------
                                                   Ratio                      Ratio                         Ratio
                                      Amount     (Percent)        Amount    (Percent)         Amount      (Percent)

As of March 31, 2003:
   Total risk-based capital            $10,562        13.05         $6,476        8.00           $8,096         10.00
      (to risk-weighted assets)
   Tier 1 capital                        9,724        12.01          3,238        4.00            4,857          6.00
      (to risk-weighted assets)
   Tier 1 capital                        9,724         8.06          4,824        4.00            6,029          5.00
      (to average assets)

As of December 31, 2002:
   Total risk-based capital            $10,116        14.76         $5,482        8.00           $6,853         10.00
      (to risk-weighted assets)
   Tier 1 capital                        9,420        13.75          2,741        4.00            4,112          6.00
      (to risk-weighted assets)
   Tier 1 capital                        9,420         8.32          4,529        4.00            5,661          5.00
      (to average assets)

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        Clarkston Financial Corporation (the “Company”) is a Michigan corporation incorporated on May 18, 1998. The Company is the bank holding company for Clarkston State Bank (the “Bank”). The Bank commenced operations on January 4, 1999. The Bank is a Michigan chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation. The Bank provides a full range of commercial and consumer banking services, primarily in Clarkston, Michigan and the surrounding market area primarily located in north Oakland County, Michigan. The Bank operates five customer service locations including two full service branches.

        As a Company we continue our maturation process and have become more profitable while maintaining sound asset quality and expanding our breadth of products. The Bank became profitable in its tenth month of operation and has continued that momentum throughout the first four years of operations. Despite operating in a very competitive market place and challenging economic times, the Bank has continued to grow the size of its assets and increase its profitability.

Financial Condition

        Total assets of the Company increased by $7.4 million or 6.4% to $122.7 million at March 31, 2003, from $115.3 million at December 31, 2002. The continued growth is attributable to ongoing marketing efforts for deposits and an increase in lending relationships. During 2003, which is the Bank’s fifth year of operations, it is anticipated that the Bank’s assets will continue to grow.

        Cash and cash equivalents, which include federal funds sold and short-term investments, increased $3.4 million or 75.6% to $7.9 million at March 31, 2003 from $4.5 million at December 31, 2002. Management has increased the level of cash on hand as increased loan demand and growth in both retail and commercial deposits require more accessibility to funds.

        Securities decreased $9.5 million or 17.4% to $45.2 million at March 31, 2003 from $54.7 million at December 31, 2002. The decrease is directly attributable to selling securities in an effort to keep pace with the Bank’s loan demand. This is consistent with management’s intent to reduce the level of lower interest bearing securities and replace them with higher interest bearing loans. The Bank continues to have excellent liquidity and will monitor its level of securities to ensure proper liquidity is maintained.

        Total loans increased by $13.8 million or 25.2% to $68.5 million at March 31, 2003, from $54.7 million at December 31, 2002. This pattern of growth is consistent with the Bank’s business plan and is expected to continue throughout 2003. Most notably were significant increases in commercial and commercial real estate loans which increased by 25.9% from $46.4 million at December 31, 2002 to $58.4 million at March 31, 2003. In addition, residential real estate loans increased by 31.9% from $4.7 million to $6.2 million for the same period. Management has placed an emphasis on enhancing its mortgage loan production which has contributed to the increased improvement.

        The allowance for loan losses as of March 31, 2003 was $839,000, representing approximately 1.22% of total loans outstanding, compared to $696,000 as of December 31, 2002. The increase in the allowance is directly attributable to the growth in the loan portfolio. Management did, however, charge-off one loan in the amount of approximately $100,000 for the period ended March 31, 2003.

        The loan loss allowance represents management’s assessment of both current and future losses inherent within the loan portfolio. Consideration is also given to off-balance sheet items that may involve credit risk, such as commitments to extend credit. This analysis is conducted on a quarterly basis utilizing a methodology that has been employed since the Bank’s inception. The methodology employed utilizes several factors to determine the appropriateness of the allowance. Specifically, historical loss experience, present and prospective financial condition of borrowers, collateral adequacy, credit risk rating system and current economic conditions are incorporated in this analysis.

        The primary risk element considered by management regarding each installment and residential real estate loan is the lack of timely payments. Management has a reporting system that monitors past due loans and has adopted policies to pursue its creditor’s rights in order to preserve the Bank’s position. The primary risk elements concerning commercial loans are the financial condition of the borrower, the sufficiency of the collateral and lack of timely payment. Management has a policy of requesting and reviewing annual financial statements from its commercial loan customers and periodically reviews the existence and value of collateral for selected loans.

        Although the loan portfolio is unseasoned and actual loss experience is not readily determinable management believes the allowance for loan losses is adequate as of March 31, 2003. Management considers it adequate based on the use of its credit risk rating system which identifies problem credits and ranks loans by specific categories. Moreover, management utilizes peer comparisons and industry data for similar type loans to further assess the proper level of the loan loss allowance. Going forward, management will closely monitor the performance of the loan portfolio as it becomes more seasoned.

        Please note, the Bank has no other off-balance sheet liabilities other than commitments to extend credit in the form of letters and lines of credit.

        As of March 31, 2003, the Company had an accumulated profit of $1.1 million as compared to $889,000 at December 31, 2002. The accumulated profit continues to improve as the Bank has increased its net interest and non-interest income while continuing to maintain low operating expenses.

Results of Operations

        The Company’s net profit was $214,000 for the first quarter of 2003 compared to net profit of $125,000 for the first quarter of 2002. The Bank began operations in 1999 and has earned a profit every month since January, 2000. Net profit for the three month period ended March 31, 2003 included gains on the sale of securities of $210,000 and a federal income tax provision of $69,000. Management continues to follow their business plan for 2003 by selling securities to fund loans yielding higher returns than the liquidated securities. Conditions in the bond market have provided the opportunity to sell securities at a net gain while also achieving the objective of reinvesting into higher interest earning loans.

        Interest income for the first quarter of 2003 was $1.56 million, an increase of 13.9% from interest income of $1.37 million for the first quarter of 2002. This increase resulted primarily from continued loan growth throughout the quarter. Interest expense was $673,000 for the three months ended March 31, 2003, an increase of 8.5% from interest expense of $620,000 for the three months ended March 31, 2002. This consisted of interest paid on interest bearing deposits.

        The Company had an allowance for loan losses of approximately 1.22% of total loans at March 31, 2003. The provision expense for loan loss for the three month period ended March 31, 2003, was $243,000. Management believes the current rate of providing for the loan loss reserve is adequate.

        Non-interest income for the three month period ended March 31, 2003 was $317,000 an increase of 202% over the three months ended March 31, 2002 when non-interest income was $105,000. The increase is the result of higher loan fees due to additional loan growth and gains realized on the sale of securities. Given the current economic uncertainties and volatility of the bond market the sale of securities at a gain may not continue into future periods.

        Non-interest expense was $674,000 for the first quarter of 2003, a $28,000 (or 4.3%) increase over the first quarter of 2002. The increase is primarily attributable to higher salary and benefit costs due to the increase in full time equivalents and normal raises given to employees. In addition, management has increased its marketing budget to further enhance efforts to market the Bank’s products and services during 2003.

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

        Our liquidity strategy is to fund loan growth with deposits and to maintain an adequate level of short-and medium-term investments to meet typical daily loan and deposit activity. Although deposits from depositors located in our market area have consistently increased, there is no assurance that deposit growth alone will be sufficient to fund our loan growth and provide monies for additional investing activities.

        Shareholders’ equity is a non-interest bearing source of funds that provides support for asset growth. The Company obtained its initial equity capital in an initial public offering of its common stock in November, 1998. The Company’s plan of operation for the next twelve months does not contemplate the need to raise additional capital during that period. Management believes that its current capital and liquidity will provide the Company with adequate capital to support its expected level of deposit and loan growth and to otherwise meet its cash and capital requirements for at least the next year.

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

Item 3   CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Form 10-QSB Quarterly Report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-QSB Quarterly Report was being prepared.

(b)	Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
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

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARKSTON FINANCIAL CORPORATION /s/ Edwin L. Adler Edwin L. Adler Chief Executive Officer /s/ J. Grant Smith J. Grant Smith Chief Financial Officer

Date:   May 15, 2003

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

Date: May 15, 2003

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

Date: May 15, 2003

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

EXHIBIT 99-1

I, Edwin L. Adler, Chief Executive Officer of Clarkston Financial Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)         the Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)         the information contained in the Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of Clarkston Financial Corporation.

Date: May 15, 2003

/s/ Edwin L. Adler Edwin L. Adler Chief Executive Officer

EXHIBIT 99-2

I, J. Grant Smith, Chief Financial Officer of Clarkston Financial Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)         the Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)         the information contained in the Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of Clarkston Financial Corporation.

Date: May 15, 2003

/s/ J. Grant Smith J. Grant Smith Chief Financial Officer