Form 10QSB
period 2003-06-30
CLARKSTON FINANCIAL CORP
filed 2003-08-14
CIK 1068366

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,028,922 shares of the Company’s Common Stock (no par value) were outstanding as of June 30, 2003.

Transitional Small Business Disclosure Format (check one):   Yes      No  X

INDEX

Page Number(s)
Part I.	Financial Information (unaudited):
Item 1.
Consolidated Financial Statements.............................................................
Notes to Consolidated Financial Statements..............................................

Item 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations..........................................

Item 3.
	Controls and Procedures............................................................................	3-7 8-15 16-19 20
Part II.	Other Information:
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

Item 5.
Other Information.......................................................................................

Item 6.
	Exhibits and Reports on Form 8-K.............................................................	20 20 20 20 21 21
Signatures	.....................................................................................................................	22

Part I   Financial Information (unaudited)

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
June 30, 2003 (unaudited) and December 31, 2002
(dollars in thousands)

                                                                                June 30,              December 31,
                                                                                  2003                    2002
                                                                               ----------            ------------
                                                                               (Unaudited)
ASSETS

Cash and Cash Equivalents
       Total cash and due from banks................................          $     4,296                $  1,508
        Federal funds sold..........................................                5,846                   2,979
                                                                        -----------------       -----------------
            Total Cash and Cash Equivalents.........................               10,142                   4,487

Securities Available for Sale, at fair value........................               43,236                  54,742

Loans, less Loan Loss Reserve
       Total loans..................................................               76,335                  54,722
       Allowance for loan losses....................................                 (996)                   (696)
       Net Loans....................................................               75,339                  54,026

Net Property and Equipment..........................................                1,340                   1,400
Accrued interest receivable.........................................                  344                     555
Deferred Tax Asset..................................................                    -                      45
Other Assets........................................................                  121                      80
                                                                        -----------------      ------------------
            Total Assets............................................          $   130,522               $ 115,335
                                                                        =================       =================
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
       Noninterest-bearing..........................................               20,630                  14,797
       Interest-bearing.............................................               98,778                  90,126
                                                                        -----------------       -----------------
            Total deposits..........................................              119,408                 104,923
       Accrued Expenses and Other Liabilities.......................                  519                     654
       Deferred Tax Liability.......................................                   72                       -
Shareholders' Equity
       Common stock, no par value: 10,000,000                                       4,329                   4,311
             Shares authorized; 1,028,922 shares
             issued and outstanding as of June 30,
             2003 and December 31, 2002.............................
       Capital surplus..............................................                4,329                   4,311
       Unearned Compensation                                                          (34)                      -
       Retained Earnings............................................                1,426                     889
       Accumulated other comprehensive income.......................                  473                     247
                                                                        -----------------       -----------------
             Total Shareholders' Equity.............................               10,523                   9,758
                                                                        -----------------       -----------------
              Total Liabilities and Shareholders' Equity............          $   130,522               $ 115,335
                                                                        =================       =================

See accompanying notes to consolidated financial statements.

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME
Three and Six Month Periods Ended June 30, 2003 and June 30, 2002
(dollars in thousands, except per share data)
(unaudited)

                                                          Three Months     Three Months       Six Months        Six Months
                                                             Ended             Ended            Ended             Ended
                                                         June 30, 2003     June 30, 2002    June 30, 2003     June 30, 2002
                                                         -------------     -------------    -------------     -------------
                                                          (unaudited)       (unaudited)      (unaudited)       (unaudited)

Interest Income
     Loans, including fees ...........................        $1,265             $ 745          $ 2,395           $1,437
     Securities.......................................           354               739              766            1,402
     Federal Funds sold...............................            25                17               39               35
                                                          ----------         ---------       ----------        ---------
            Total interest income.....................         1,644             1,501            3,200            2,874

Interest Expense
       Deposits.......................................           633               667            1,306            1,287
                                                          ----------         ---------       ----------        ---------
Net Interest Income...................................         1,011               834            1,894            1,587

Provision for loan losses.............................           183                30              426               45

Net interest income
After provision for loan losses.......................           828               804            1,468            1,542

Noninterest income
     Gains on sale of securities......................           219                21              429               41
     Gain on sale of loans............................            61                 -               68                -
     Gain(Losses) Other...............................             -                 -              (7)                -
     Other income.....................................           124                95              231              180
                                                          ----------         ---------       ----------        ---------
            Total noninterest income..................           404               116              721              221

Noninterest expense
     Salaries and benefits.............................          401               347              754              690
     Occupancy expense ................................           44                63               97              126
     Office expense....................................           43                42               91               88
     Computer and data processing expenses.............           77                60              145              120
     Advertising and public relations..................           52                27               82               46
     Professional fees.................................           49                30               91               72
     Amortization of deposit premium
         and conversion cost...........................            5                 8               10               16
     Other expense.....................................          108                86              183              151
                                                          ----------         ---------       ----------        ---------
            Total noninterest expense..................          779               663            1,453            1,309
                                                          ----------         ---------       ----------        ---------

Profit before federal income tax.......................          453               257              736              454

Federal income tax.....................................          130                82              199              154
                                                          ----------         ---------       ----------        ---------

Net profit ............................................        $ 323           $   175          $   537           $  300
                                                          ==========         =========       ==========        =========

Basic and diluted profit per share.....................        $ .31           $   .17          $   .52           $  .29
                                                          ==========         =========       ==========        =========

See accompanying notes to consolidated financial statements.

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Month Periods Ended June 30, 2003 and June 30, 2002
(dollars in thousands)
(Unaudited)

                                                         Three Months     Three Months      Six Months     Six Months
                                                            Ended             Ended           Ended           Ended
                                                           June 30,         June 30,         June 30,       June 30,
                                                             2003             2002             2003           2002
                                                             ----             ----             ----           ----

Net profit as Reported............................         $   323          $   175         $   537         $   300

Other Comprehensive Income (loss), Net of Tax:

      Change in unrealized gain / loss on securities
          available for sale......................             242              473             226            (25)
                                                        ----------      -----------     -----------     -----------
Comprehensive Profit..............................         $   565          $   648         $   763         $   275
                                                        ==========      ===========     ===========     ===========

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS'EQUITY
Six Month Period ended June 30, 2003
(dollars in thousands)
(Unaudited)

                                                                                                 Accumulated        Total
                                                                                                    Other           Share-
                                             Common      Capital    Unearned     Retained      Comprehensive       holders'
                                              Stock      Surplus      Comp.      Earnings          Income           Equity
                                            --------     --------   --------     --------         ---------        --------
Balance December 31, 2002................     $4,311       $4,311         -        $   889            $ 247         $ 9,758
Issuance of restricted stock.............         18           18       (36)
Recognition of compensation for
   restricted stock award................                                 2                                               2

Net income for six months
   ended June 30, 2003 (unaudited).......                                              537                              537

Increase in fair market value of
   securities available for sale.........                                                               226             226
                                            --------     --------   --------      --------         --------        --------
Balance June 30, 2003....................     $4,329       $4,329      ($34)       $ 1,426            $ 473        $ 10,523
                                            ========     ========   ========      ========         ========        ========

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
Six Month Periods ended June 30, 2003 and June 30, 2002
(dollars in thousands)
(unaudited)

                                                                                     Six Months       Six Months
                                                                                       Ended            Ended
                                                                                      June 30,         June 30,
                                                                                        2003             2002
                                                                                     ---------        ---------
Net Cash Provided by Operating Activities:
       Net cash provided by operating activities.....................                   $ 682           $  295

Cash Flows from Investing Activities:
       Net increase in loans.........................................                 (21,613)          (5,716)
       Purchase of held-to-maturity securities.......................                       -          (10,139)
       Purchase of available-for-sale securities.....................                 (27,337)         (18,964)
       Proceeds from sales of available-for-sale securities..........                  39,498           11,969
       Property and equipment expenditures...........................                     (60)            (664)
                                                                                    ----------       ----------
       Net cash used in investing activities.........................                  (9,512)         (23,514)

Cash Flows from Financing Activities:
       Increase in deposits..........................................                  14,485           21,922
                                                                                    ----------       ----------
Net increase (decrease) in cash and cash equivalents.................                   5,655           (1,297)
Cash and cash equivalents at beginning of year.......................                   4,487            5,831
                                                                                    ----------       ----------
Cash and cash equivalents at June 30, 2003 and 2002..................                $ 10,142          $ 4,534
                                                                                    ==========       ==========

See accompanying notes to consolidated financial statements.

CLARKSTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 (unaudited) and December 31, 2002

NOTE 1 – SUMMARY OF CRITICAL ACCOUNTING POLICIES

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Proxy Statement dated April 4, 2003, containing audited financial statements as of December 31, 2002, 2001 and 2000.

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

Income Taxes — Deferred income taxes assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the various temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

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

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the profitability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

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

NOTE 3 — SECURITIES

At June 30, 2003, investment securities having a carrying value of $8.1 million were pledged to local municipalities and county governments. Securities are pledged as required by law to be used as collateral for public liabilities.

The Bank does not have any securities in its portfolio that are classified as held to maturity. All securities are classified as available for sale and the amortized cost and fair values of those securities are as follows (dollars in thousands):

CLARKSTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 (unaudited) and December 31, 2003

Available for Sale

                                                                       Gross              Gross            Estimated
                                                    Amortized        Unrealized         Unrealized          Market
                                                       Cost            Gains              Losses             Value
                                                     --------         -------            --------          ---------
  June 30, 2003 (Unaudited)
  -------------------------
         Taxable variable rate demand
             Municipal revenue bonds,
             Short term corporate
             Commercial paper, and bonds
             of government agencies...........       $42,520            $ 965              $ 249            $43,236
                                                     =======            =====              =====            =======

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Listed below are the contractual maturities of debt securities at June 30, 2003:

                                                                            Available-for-Sale Securities
                                                                          ---------------------------------
                                                                          Amortized               Estimated
                                                                            Cost                 Market Value
                                                                          --------               ------------
                                                                                (dollars in thousands)

      Due from 2003 to 2004....................................               $     0               $     0
      Due from 2004 to 2006....................................                     0                     0
      Due from 2006 to 2008....................................                 1,261                 1,287
      Due from 2009 to 2032....................................                41,259                41,949
                                                                               ------                ------
                                                                              $42,520               $43,236
                                                                              =======               =======

NOTE 4 - LOANS

Loans are as follows (dollars in thousands):

                                                                               June 30,                December 31,
                                                                                 2003                      2002
                                                                             -----------               -----------
                                                                             (Unaudited)

        Commercial................................................           $    64,484                $   46,460
        Mortgage..................................................                 7,217                     4,668
        Consumer..................................................                 4,634                     3,594
                                                                           -------------             -------------
        Gross Loans                                                               76,335                    54,722
        Allowance for loan losses.................................                   996                       696
                                                                           -------------             -------------
        Net Loans                                                               $ 75,339                  $ 54,026
                                                                           =============             =============

CLARKSTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 (unaudited) and December 31, 2003

Activity in the allowance for loan losses is as follows (dollars in thousands):

                                                                              Six months              For the
                                                                                 Ended               Year Ended
                                                                             June 30, 2003          December 31,
                                                                              (Unaudited)               2002
                                                                              -----------           -----------

Balance at beginning of period............................                         $  696                $  419
Provision charged to operating expense....................                            426                   243
Loan losses...............................................                           (141)                  (13)
Loan recoveries...........................................                             15                    47
                                                                                   ------                ------
Balance at end of period..................................                         $  996                $  696
                                                                                   ======                ======
Allowance for loan losses as a percentage of
       loans at end of period.............................                          1.30%                 1.27%
                                                                                   ======                ======

The table below outlines the allowance for loan loss allocations (dollars in thousands):

                                                      June 30, 2003                       December 31, 2002
                                              ------------------------------     ------------------------------------
                                                                % of each                              % of each
                                                                category                               category
                                                Allowance       to total            Allowance          to total
                                                  Amount          loans               Amount             loans
                                                  ------          -----               ------             -----
Commercial....................                     $794           1.04%                $487               .89%
Real estate mortgages.........                       36            .05                  110               .20
Consumer......................                       51            .06                   99               .18
Unallocated...................                      115            .15                    0                 0
                                                  -----           -----               -----              -----
     Total....................                     $996           1.30%                $696              1.27%
                                                   ====           =====                ====              =====

The above allocations are not intended to imply limitations on the usage of the allowance. The entire allowance is available for any future loans without regards to loan type.

NOTE 5 - PREMISES AND EQUIPMENT-NET

Premises and equipment are as follows (dollars in thousands):

                                                                       (unaudited)
                                                                     June 30, 2003                December 31, 2002
                                                                     -------------                -----------------
Building and improvements...................................           $   1,091                     $   1,089
Furniture and equipment                                                      670                           681
                                                                       ---------                     ---------
    Total Bank premises and equipment.......................               1,761                         1,770

Less accumulated depreciation...............................                 421                           370
                                                                       ---------                     ---------
    Net carrying amount.....................................           $   1,340                     $   1,400
                                                                       =========                     =========

CLARKSTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 (unaudited) and December 31, 2003

NOTE 6 — DEPOSITS

Deposits are summarized as follows (dollars in thousands):

                                                                             June 30,                 December 31,
                                                                               2003                       2002
                                                                           ----------                 ------------
Non-Interest Bearing Demand Deposit Accounts.............                 $    18,706               $    14,797
Interest-Bearing Demand deposit accounts.................                       7,180                     6,309
Savings accounts.........................................                       6,168                     6,335
Money market accounts....................................                      40,353                    32,589
Certificates of Deposit..................................                      45,077                    44,893
                                                                        -------------             -------------
                                                                          $   117,484               $   104,923
                                                                        =============             =============

NOTE 7 – STOCK BASED COMPENSATION

The Corporation has two stock-based compensation plans. Under the employees’ Stock Compensation Plan (“Employee Plan”), the Corporation may grant options or issue restricted stock to key employees for up to 26,125 shares of common stock. Under the 1998 Founding Directors Stock Option Plan (“Director Plan”), the Corporation may grant options for up to 78,375 shares of common stock. Under both plans, there is a minimum vesting period of between one to three years before the options may be exercised, and all options expire 10 years after the date of their grant. Certain options (contingent options) under both plans vest on an accelerated basis upon the achievement of various future financial and operational goals. All such options vest 9.5 years after the date of grant regardless of achievement of future goals. Under both plans, the exercise price of each option equals the market price of the Corporation’s common stock on the date of grant.

The following table summarizes stock option transactions for both plans and the related average exercise prices for the six month periods ended June 30, 2003 and 2002:

                                                          2003                     2002
                                                    --------------            -------------
                                                              Weighted                  Weighted
                                                              Average                   Average
                                                  Number      Exercise      Number      Exercise
                                                of Shares      Price      of Shares      Price
                                                ---------      -----      ---------      -----
Options Outstanding - beginning of
period                                            57,643       $9.01        66,350       $8.96
Options granted                                       --          --            --          --
Options exercised                                     --          --            --          --
Options expired                                       --          --            --          --
                                                  ------
Options Outstanding - End of period               57,643       $9.01        66,350       $8.96
                                                  ======

CLARKSTON FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 (unaudited) and December 31, 2003

The following table shows summary information about fixed stock options outstanding at June 30, 2003:

                                           Stock Options Outstanding                      Stock Options Exercisable
                           --------------------------------------------------------   --------------------------------
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

If the Corporation had elected to recognize compensation costs for the plans based on the fair value of awards at the grant date, net income per share on a pro forma basis for three and six month periods ended June 30, 2003 and 2002 would have been as follows (000s omitted, except per share data):

                                Three Month Period Ended June 30                     Six Month Period Ended June 30
                        ------------------------------------------------  -----------------------------------------------------
                                 2003                       2002                     2003                      2002
                        -----------------------  -----------------------  ------------------------  ---------------------------
                            As          Pro            As          Pro         As           Pro           As           Pro
                         Reported      Forma        Reported      Forma     Reported       Forma       Reported       Forma
                         --------      -----        --------      -----     --------       -----       --------       -----
Net income                   $323       $319            $175       $171         $537        $529           $300        $292
Net income per
common share:
     Basic                   0.31       0.31            0.17       0.17         0.52        0.51           0.29        0.29
     Fully diluted           0.31       0.31            0.17       0.17         0.52        0.51           0.29        0.29

Shares of restricted stock issued to employees in 2003 were valued at the market price of the stock at the award date. Compensation expense is being recognized over the three year vesting period for the restricted stock.

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

CLARKSTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 (unaudited) and December 31, 2002

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2003 and December 31, 2002, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

As of June 30, 2003, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s capital category. The Corporation’s and the Bank’s actual capital amounts and ratios as of June 30, 2003 and December 31, 2002 are also presented in the table below.

                                                                     For Capital                      To be
                                            Actual                Adequacy Purposes             Well-Capitalized
                                    ------------------------    -----------------------     --------------------------
                                                   Ratio                      Ratio                         Ratio
                                      Amount     (Percent)        Amount    (Percent)         Amount      (Percent)

As of June 30, 2003:
   Total risk-based capital            $11,046        12.44         $7,106        8.00           $8,883         10.00
      (to risk-weighted assets)
   Tier 1 capital                       10,050        11.31          3,553        4.00            5,330          6.00
      (to risk-weighted assets)
   Tier 1 capital                       10,050         7.93          5,067        4.00            6,334          5.00
      (to average assets)

As of December 31, 2002:
   Total risk-based capital            $10,116        14.76         $5,482        8.00           $6,853         10.00
      (to risk-weighted assets)
   Tier 1 capital                        9,420        13.75          2,741        4.00            4,112          6.00
      (to risk-weighted assets)
   Tier 1 capital                        9,420         8.32          4,529        4.00            5,661          5.00
      (to average assets)

Item 2

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

Financial Condition

        Total assets of the Company increased by $15.2 million or 13.2% to $130.5 million at June 30, 2003, from $115.3 million at December 31, 2002. The continued growth is attributable to ongoing marketing efforts for deposits and an increase in lending relationships. During 2003, which is the Bank’s fifth year of operations, it is anticipated that the Bank’s assets will continue to grow.

        Cash and cash equivalents, which include federal funds sold and short-term investments, increased $5.6 million or 124.4% to $10.1 million at June 30, 2003 from $4.5 million at December 31, 2002. Management has increased the level of cash on hand as increased loan demand and growth in both retail and commercial deposits require more accessibility to funds.

        Securities decreased $11.5 million or 21.0% to $43.2 million at June 30, 2003 from $54.7 million at December 31, 2002. The decrease is directly attributable to selling securities in an effort to keep pace with the Bank’s loan demand. This is consistent with management’s intent to reduce the level of lower interest bearing securities and replace them with higher interest bearing loans. The bank continues to have excellent liquidity and will monitor its level of securities to ensure proper liquidity is maintained.

        Total loans increased by $21.6 million or 39.5% to $76.3 million at June 30, 2003, from $54.7 million at December 31, 2002. This pattern of growth is consistent with the Bank’s business plan and is expected to continue throughout 2003. Most notably were significant increases in commercial and commercial real estate loans which increased by 39.0% from $46.4 at December 31, 2002 to $64.5 at June 30, 2003. In addition, residential real estate loans increased by 53.2% from $4.7 million to $7.2 million for the same period. Management has placed an emphasis on enhancing its mortgage loan production to meet demand for loans in the bank’s market area.

        The allowance for loan losses as of June 30, 2003 was $996,000, representing approximately 1.30% of total loans outstanding, compared to $696,000 as of December 31, 2002. The increase in the allowance is directly attributable to the growth in the loan portfolio.

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

        Although the loan portfolio is unseasoned and actual loss experience is not readily determinable management believes the allowance for loan losses is adequate as of June 30, 2003. Management considers it adequate based on the use of its credit risk rating system which identifies problem credits and ranks loans by specific categories. Moreover, management utilizes peer comparisons and industry data for similar type loans to further assess the proper level of the loan loss allowance. Going forward, management will closely monitor the performance of the loan portfolio as it becomes more seasoned.

Please note, the Bank has no other off-balance sheet liabilities other than commitments to extend credit in the form of letters and lines of credit.

        As of June 30, 2003, the Company had an accumulated profit of $1.4 million compared to $889,000 at December 31, 2002. The accumulated profit continues to improve as the Bank has increased its net interest and non-interest income while continuing to maintain low operating expenses.

Results of Operations

        The Company’s net profit was $323,000 for the second quarter of 2003 compared to net profit of $175,000 for the second quarter of 2002. The Bank began operations in 1999 and has earned a profit every month since January, 2000. Net profit for the six month period ended June 30, 2003 included gains on the sale of securities of $429,000 and a federal income tax provision of $199,000. Management continues to follow their business plan for 2003 by selling securities to fund loans yielding higher returns than the liquidated securities. Conditions in the bond market have provided the opportunity to sell securities at a net gain while also achieving the objective of reinvesting into higher interest earning loans.

        Interest income for the second quarter of 2003 was $1.6 million, an increase of 6.67% from interest income of $1.5 million for the second quarter of 2002. This increase resulted primarily from continued loan growth throughout the quarter. Interest expense was $633,000 for the second quarter of 2003, a 5.10% decrease from interest expense of $667,000 for the second quarter of 2002.

        The Company had an allowance for loan losses of approximately 1.30% of total loans at June 30, 2003. The provision expense for loan loss for the second quarter of 2003, was $183,000. Management believes the current rate of providing for the loan loss reserve is adequate.

        Non-interest income was $404,000 for the second quarter of 2003, a $288,000 (or 248%) increase over the second quarter of 2002 when non-interest income was $116,000. The increase is the result of higher loan fees due to sales of residential mortgage loans and gains realized on the sale of securities. Given the current economic uncertainties and volatility of the bond market the sale of securities at a gain may not continue into future periods.

        Non-interest expense was $779,000 for the second quarter of 2003, a $116,000 (or 17.5%) increase over the second quarter of 2002 when non-interest expense was $663,000. The increase is primarily attributable to higher salary and benefit costs due to the increase in full time equivalents and normal raises given to employees. In addition, management has increased its marketing budget to further enhance efforts to market the Bank’s products and services during 2003.

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

        Shareholders’ equity is a non-interest bearing source of funds that provides support for asset growth. The Company obtained its initial equity capital in an initial public offering of its common stock in November, 1998. Management believes that the Company’s current capital and liquidity are sufficient to support its expected level of deposit and loan growth, although additional capital may be needed if in the future the Company experiences substantial growth or purchases assets or deposits.

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

Item 3   CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-QSB Quarterly Report, have concluded that the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-QSB Quarterly Report was being prepared.

(b)	Changes in Internal Controls. During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 1.	Legal Proceedings.
                                 From time to time, we may be involved in various legal proceedings that are incidental to our business. In our opinion, we are not a party to any current legal proceedings that are material to our financial condition, either individually or in the aggregate.

Item 2.	Changes in Securities and Use of Proceeds.
None.
Item 3.	Defaults Upon Senior Securities.
None.
Item 4.	Submission of Matters to a Vote of Securities Holders.
(a)	The annual meeting of the shareholders of the Corporation was held on May 6, 2003.
(b)	The following directors were elected at the annual meeting for a term expiring in 2006: Charles L. Fortinberry, Bruce H. McIntyre and Robert A. Olsen. Other directors whose terms continued after the meeting are as follows: Edwin L. Adler, Louis D. Beer, William J. Clark, and John H. Welker.

(c)	At the annual meeting directors were elected for terms expiring in 2006:
	Director Nominee Charles L. Fortinberry Bruce H. McIntyre Robert A. Olsen	For 759,628 760,178 760,178	Against -- -- --	Abstain 10,071 9,521 9,521

(d)	The shareholders approved the amendment, restatement and renaming of the Corporation’s 1998 Founding Directors’ Stock Option Plan to be named the Clarkston Financial Corporation Amended and Restated Directors’ Compensation Plan, to allow for the granting of restricted stock under the plan:

For 758,489	Against 10,440	Abstain 770

Item 5.	Other Information.
None.
Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits
10.1	Clarkston Financial Corporation Amended and Restated Directors’ Compensation Plan, incorporated by reference to Appendix B to the Company’s Schedule 14A Proxy Statement for the May 6, 2003 annual meeting.

	31.1	Certificate of the Chief Executive Officer of Clarkston Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certificate of the Chief Financial Officer of Clarkston Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of the Chief Executive Officer and Chief Financial Officer of Clarkston Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on 8-K - None.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARKSTON FINANCIAL CORPORATION /s/ Edwin L. Adler Edwin L. Adler Chairman of the Board /s/ J. Grant Smith J. Grant Smith Chief Financial Officer

DATE:   August 14, 2003

EXHIBIT LIST

10.1	Clarkston Financial Corporation Amended and Restated Directors’ Compensation Plan, incorporated by reference to Appendix B to the Company’s Schedule 14A Proxy Statement for the May 6, 2003 annual meeting.

31.1	Certificate of the Chief Executive Officer of Clarkston Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of the Chief Financial Officer of Clarkston Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of the Chief Executive Officer and Chief Financial Officer of Clarkston Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1

CERTIFICATIONS

I, Edwin L. Adler, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Clarkston Financial Corporation;

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and ;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 14, 2003

/s/ Edwin L. Adler Edwin L. Adler Chief Executive Officer

Exhibit 31.2

CERTIFICATIONS

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and ;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 14, 2003

/s/ J. Grant Smith J. Grant Smith Chief Financial Officer

EXHIBIT 32.1

Each of, Edwin L. Adler, Chief Executive Officer, and J. Grant Smith, Chief Financial Officer, of Clarkston Financial Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)         the Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2003 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)         the information contained in the Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of Clarkston Financial Corporation.

Date: August 14, 2003

/s/ Edwin L. Adler Edwin L. Adler Chief Executive Officer

/s/ J. Grant Smith J. Grant Smith Chief Financial Officer