Form 10-Q
period 2003-09-30
CLARKSTON FINANCIAL CORP
filed 2003-11-14
CIK 1068366

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Registrant’s telephone number, including area code: (248) 625-8585

__________________________________________________________

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X     No

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,037,029 shares of the Company’s Common Stock (no par value) were outstanding as of September 30, 2003.

Transitional Small Business Disclosure Format (check one): Yes          No     X

INDEX

Page Number(s)
Part I	Financial Information (unaudited):

Item 1.
Consolidated Financial Statements	3-7
Notes to Consolidated Financial Statements	8-15

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-19

Item 3.
Controls & Procedures	20

Part II.	Other Information

Item 1.
Legal Proceedings	20

Item 2.
Changes in Securities and Use of Proceeds	20

Item 3.
Defaults Upon Senior Securities	20

Item 4.
Submission of Matters to a Vote of Securities Holders	20

Item 5.
Other Information	21

Item 6.
Exhibits and Reports on Form 8-K	21

Signatures	22

Part I Financial Information (unaudited)

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
September 30, 2003 (unaudited) and December 31, 2002
(dollars in thousands)

	September 30, 2003	December 31, 2002

	(Unaudited)
ASSETS

Cash and Cash Equivalents
Total cash and due from banks	$ 3,231	$ 1,508
Federal funds sold	6,119	2,979

Total Cash and Cash Equivalents	9,350	4,487

Securities Available for Sale, at fair value	36,840	54,742

Loans, less Loan Loss Reserve
Total loans	84,743	54,722
Allowance for loan losses	(1,065)	(696)

Net Loans	83,678	54,026

Net Property and Equipment	1,365	1,400
Accrued interest receivable	333	555
Deferred Tax Asset	292	45
Other Assets	124	80

Total Assets	$ 131,982	$ 115,335

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Noninterest-bearing	18,851	14,797
Interest-bearing	102,241	90,126

Total deposits	121,092	104,923
Accrued Expenses and Other Liabilities	548	654
Deferred Tax Liability	-	-
Shareholders' Equity
Common stock, no par value: 10,000,000	4,364	4,311
Shares authorized; 1,037,029 and 1,025,172 shares
issued and outstanding respectively as of September 30,
2003 and December 31, 2002
Capital surplus	4,364	4,311
Unearned Compensation	(32)	-
Retained Earnings	1,878	889
Accumulated other comprehensive income	(232)	247

Total Shareholders' Equity	10,342	9,758

Total Liabilities and Shareholders' Equity	$ 131,982	$ 115,335

See accompanying notes to consolidated financial statements

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME
Three and Nine Month Periods Ended September 30, 2003 and September 30, 2002
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest Income
Loans, including fees	$1,383	$ 880	$3,778	$2,317
Securities	301	692	1,067	2,094
Federal Funds sold	11	16	50	51

Total interest income	1,695	1,588	4,895	4,462

Interest Expense
Deposits	601	729	1,907	2,016

Net Interest Income	1,094	859	2,988	2,446

Provision for loan losses	70	108	496	153

Net interest income
After provision for loan losses	1,024	751	2,492	2,293

Noninterest income
Gains on sale of securities	96	36	525	77
Gain on sale of loans	65	-	133	-
Other income	121	99	345	279

Total noninterest income	282	135	1,003	356

Noninterest expense
Salaries and benefits	376	279	1,130	969
Occupancy expense	53	54	150	180
Office expense	46	45	137	133
Computer and data processing expenses	75	54	220	174
Advertising and public relations	21	39	103	85
Professional fees	56	54	147	126
Amortization of deposit premium and conversion cost	6	6	16	22
Other expense	116	53	299	204

Total noninterest expense	749	584	2,202	1,893

Profit before federal income tax	557	302	1,293	756

Federal income tax	105	107	304	261

Net profit	$ 452	$ 195	$ 989	$ 495

Basic earnings per share	.44	.19	.96	.48
Diluted earnings per share	.43	.19	.95	.48

See accompanying notes to consolidated financial statements.

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Month Periods Ended September 30, 2003 and September 30, 2002
(dollars in thousands)
(Unaudited)

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002

Net profit as Reported	$ 452	$195	$ 989	$ 495

Other Comprehensive Income (loss), Net of Tax:

Change in unrealized gain / loss on securities
available for sale	(705)	575	(479)	550

Comprehensive Profit/(Loss)	$(253)	$770	$ 510	$1,045

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Nine Month Period ended September 30, 2003
(dollars in thousands)
(Unaudited)

	Common Stock	Capital Surplus	Unearned Comp.	Retained Earnings	Accumulated Other Comprehensive Income	Total Share-holders' Equity

Balance December 31, 2002	$ 4,311	$ 4,311	--	$ 889	$ 247	$ 9,758

Issuance of restricted stock	18	18	(36)

Recognition of compensation for
restricted stock award			4			4
Issuance of stock-options
exercised	35	35				70
Net income for nine months
ended September 30,
2003 (unaudited)				989		989

Decrease in fair market value of
securities available for sale					(479)	(479)

Balance September 30, 2003	$ 4,364	$ 4,364	$(32)	$1,878	$(232)	$10,342

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Month Periods ended September 30, 2003 and September 30, 2002
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002

Net Cash Provided by Operating Activities:
Net cash provided by operating activities	$ 1,784	$ 1,399

Cash Flows from Investing Activities:
Net increase in loans	(30,021)	(15,511)
Purchase of held-to-maturity securities	--	(10,669)
Purchase of available-for-sale securities	(30,001)	(24,465)
Proceeds from sales of available-for-sale securities	46,978	23,496
Property and equipment expenditures	(46)	(708)

Net cash used in investing activities	(13,090)	(27,857)

Cash Flows from Financing Activities:
Increase in deposits	16,169	25,603
Proceeds from sale of stock	70	0

Net cash provided by financing activities	16,239	25,603

Net increase (decrease) in cash and cash equivalents	4,863	(855)
Cash and cash equivalents at beginning of year	4,487	5,831

Cash and cash equivalents at September 30, 2003 and 2002	$ 9,350	$ 4,976

See accompanying notes to consolidated financial statements.

CLARKSTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 (unaudited) and December 31, 2002

NOTE 1 - SUMMARY OF CRITICAL ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Proxy Statement dated April 4, 2003, containing audited financial statements as of December 31, 2002, 2001 and 2000.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Clarkston Financial Corporation (the "Company"), and its wholly-owned subsidiary, Clarkston State Bank (the "Bank"). All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates - To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The collectibility of loans, fair values of financial instruments, and status of contingencies are particularly subject to change.

Income Taxes - Deferred income taxes assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the various temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Allowance for Loan Losses - The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based on management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining

CLARKSTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 (unaudited) and December 31, 2002

impairment include payment status, collateral value and the profitability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including length of the delay, the reasons of the delay, the borrowers' prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures.

Stock Compensation Plans - The Corporation has chosen to measure compensation cost for director and employee stock compensation plans using the intrinsic value-based method of accounting, whereby compensation cost is the excess, if any, of the quoted market price of the stock at grant date (or other measurement date) over the amount an option holder must pay to acquire the stock. Stock options issued under the Corporation's stock option plan have no intrinsic value at the grant date, and no compensation cost is recognized for them. The fair value-based method of accounting for stock compensation plans measures compensation cost at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Corporation has provided pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting has been applied. The pro forma disclosures include the effects of all awards granted since the Corporation's inception.

NOTE 2 - COMPUTATION OF EARNINGS PER SHARE

Basic earnings (loss) per share is based on net income (loss) divided by the weighted average number of shares outstanding during the period.

NOTE 3 - SECURITIES

At September 30, 2003, investment securities having a carrying value of $6.8 million were pledged to local municipalities and county governments. Securities are pledged as required by law to be used as collateral for public liabilities.

The Bank does not have any securities in its portfolio that are classified as held to maturity. All securities are classified as available for sale and the amortized cost and fair values of those securities are as follows (dollars in thousands):

CLARKSTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 (unaudited) and December 31, 2002

Available for Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Gains	Estimated Market Value

September 30, 2003 (Unaudited)
Taxable variable rate demand
Municipal revenue bonds,
Short term corporate
Commercial paper, and bonds
of government agencies	$ 37,193	$ 181	$ 534	$ 36,840

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Listed below are the contractual maturities of debt securities at September 30, 2003:

	Available-for-Sale Securities

	Amortized Cost	Estimated Market Value

	(dollars in thousands)

Due from 2003 to 2004	$ 0	$ 0
Due from 2004 to 2006	0	0
Due from 2006 to 2008	25	26
Due from 2009 to 2032	37,168	36,814

	$37,193	$36,840

NOTE 4 — LOANS

Loans are as follows (dollars in thousands):

	September 30, 2003	December 31, 2002

	(Unaudited)

Commercial	$73,375	$46,460
Mortgage	6,760	4,668
Consumer	4,608	3,594

Gross Loans	84,743	54,722
Allowance for loan losses	1,065	696

Net Loans	$83,678	$54,026

CLARKSTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 (unaudited) and December 31, 2002

Activity in the allowance for loan losses is as follows (dollars in thousands):

	Nine months Ended September 30, 2003	For the Year Ended December 31, 2002

	(Unaudited)
Balance at beginning of period	$ 696	$ 419
Provision charged to operating expense	496	243
Loan losses	(143)	(13)
Loan recoveries	16	47

Balance at end of period	$ 1,065	$ 696

Allowance for loan losses as a percentage of
loans at end of period	1.26%	1.27%

The table below outlines the allowance for loan loss allocations (dollars in thousands):

	September 30, 2003		December 31, 2002

	Allowance Amount	% of each category to total loans	Allowance Amount	% of each category to total loans
Commercial	$ 976	1.15%	$487.89%
Real estate mortgages	51.06%		110.20
Consumer	35.05%		99.18
Unallocated	3	0%	0	0

Total	$1,065	1.26%	$696	1.27%

The above allocations are not intended to imply limitations on the usage of the allowance. The entire allowance is available for any future loans without regards to loan type.

NOTE 5 - PREMISES AND EQUIPMENT-NET

Premises and equipment are as follows (dollars in thousands):

	September 30, 2003	December 31, 2002

	(unaudited)
Building and improvements	$1,095	$1,089
Furniture and equipment	722	681

Total Bank premises and equipment	1,817	1,770

Less accumulated depreciation	452	370

Net carrying amount	$1,365	$1,400

CLARKSTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 (unaudited) and December 31, 2002

NOTE 6 — DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	September 30, 2003	December 31, 2002

Non-Interest Bearing Demand Deposit Accounts	$ 18,851	$ 14,797
Interest-Bearing Demand deposit accounts	9,169	6,309
Savings accounts	5,848	6,335
Money market accounts	45,699	32,589
Certificates of Deposit	41,525	44,893

	$121,092	$104,923

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

The following table summarizes stock option transactions for both plans and the related average exercise prices for the nine month periods ended September 30, 2003 and 2002:

	2003		2002

	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Options Outstanding - beginning of period	57,643	$9.01	66,350	$8.96
Options granted	--	--	--	--
Options exercised	8,107	8.54	--	--
Options expired	--	--	--	--

Options Outstanding - End of period	49,536	$8.95	66,350	$8.96

CLARKSTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 (unaudited) and December 31, 2002

The following table shows summary information about fixed stock options outstanding at September 30, 2003:

	Stock Options Outstanding				Stock Options Exercisable

	Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

Contingent	$ 9.09	24,060	5.1 years	$ 9.09	9,624	9.09
Noncontingent	9.09	25,476	5.1 years	9.09	20,378	9.09

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

If the Corporation had elected to recognize compensation costs for the plans based on the fair value of awards at the grant date, net income per share on a pro forma basis for three and nine month periods ended September 30, 2003 and 2002 would have been as follows (000s omitted, except per share data):

	Three Month Period Ended September 30				Nine Month Period Ended September 30

	2003		2002		2003		2002

	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$452	$448	$195	$191	$989	$977	$495	$487
Net income per
common share:
Basic	.44	.43	.19	.19	.96	.95	.48	.48
Fully diluted	.43	.43	.19	.19	.95	.94	.48	.48

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

CLARKSTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 (unaudited) and December 31, 2002

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2003 and December 31, 2002, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

As of September 30, 2003, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s capital category. The Corporation’s and the Bank’s actual capital amounts and ratios as of September 30, 2003 and December 31, 2002 are also presented in the table below (dollars in thousands).

	Actual		For Capital Adequacy Purposes		To be Well-Capitalized

	Amount	Ratio (Percent)	Amount	Ratio (Percent)	Amount	Ratio (Percent)
As of September 30, 2003:
Total risk-based capital (to risk-weighted assets)	$11,571	12.03	$7,693	8.00	$9,617	10.00
Tier 1 capital (to risk-weighted assets)	10,506	10.92	3,847	4.00	5,770	6.00
Tier 1 capital (to average assets)	10,506	8.16	5,149	4.00	6,436	5.00

As of December 31, 2002:
Total risk-based capital	$10,116	14.76	$5,482	8.00	$6,853	10.00
(to risk-weighted assets)
Tier 1 capital	9,420	13.75	2,741	4.00	4,112	6.00
(to risk-weighted assets)
Tier 1 capital	9,420	8.32	4,529	4.00	5,661	5.00
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

Financial Condition

Total assets of the Company increased by $16.7 million or 14.5% to $132.0 million at September 30, 2003, from $115.3 million at December 31, 2002. The continued growth is attributable to ongoing marketing efforts for deposits and an increase in lending relationships. During 2003, which is the Bank’s fifth year of operations, it is anticipated that the Bank’s assets will continue to grow.

Cash and cash equivalents, which include federal funds sold and short-term investments, increased $4.9 million or 108.9% to $9.4 million at September 30, 2003 from $4.5 million at December 31, 2002. Management has increased the level of cash on hand as increased loan demand and growth in both retail and commercial deposits require more accessibility to funds.

Securities decreased $17.9 million or 32.7% to $36.8 million at September 30, 2003 from $54.7 million at December 31, 2002. The decrease is directly attributable to selling securities in an effort to keep pace with the Bank’s loan demand. This is consistent with management’s intent to reduce the level of lower interest bearing securities and replace them with higher interest bearing loans. The bank continues to have excellent liquidity and will monitor its level of securities to ensure proper liquidity is maintained.

Total loans increased by $30.0 million or 54.8% to $84.7 million at September 30, 2003, from $54.7 million at December 31, 2002. This pattern of growth is consistent with the Bank’s business plan and is expected to continue throughout 2003. Most notably were significant increases in commercial and commercial real estate loans which increased by 58.2% from $46.4 at December 31, 2002 to $73.4 at September 30, 2003. In addition, residential real estate loans increased by 44.7% from $4.7 million to $6.8 million for the same period. Management has placed an emphasis on enhancing its mortgage loan production to meet demand for loans in the bank’s market area.

The allowance for loan losses as of September 30, 2003 was $1,065,000, representing approximately 1.26% of total loans outstanding, compared to $696,000 as of December 31, 2002. The increase in the allowance is directly attributable to the growth in the loan portfolio.

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

Although the loan portfolio is unseasoned and actual loss experience is not readily determinable management believes the allowance for loan losses is adequate as of September 30, 2003. Management considers it adequate based on the use of its credit risk rating system which identifies problem credits and ranks loans by specific categories. Moreover, management utilizes peer comparisons and industry data for similar type loans to further assess the proper level of the loan loss allowance. Going forward, management will closely monitor the performance of the loan portfolio as it becomes more seasoned.

Please note, the Bank has no other off-balance sheet liabilities other than commitments to extend credit in the form of letters and lines of credit.

As of September 30, 2003, the Company had an accumulated profit of $1.9 million compared to $889,000 at December 31, 2002. The accumulated profit continues to improve as the Bank has increased its net interest and non-interest income while continuing to maintain low operating expenses.

Results of Operations

The Company’s net profit was $452,000 for the third quarter of 2003 compared to net profit of $195,000 for the third quarter of 2002. Net profit for the nine month period ended September 30, 2003 included gains on the sale of securities of $525,000 and a federal income tax provision of $304,000. Management continues to follow their business plan for 2003 by selling securities to fund loans yielding higher returns than the liquidated securities. Conditions in the bond market have provided the opportunity to sell securities at a net gain while also achieving the objective of reinvesting into higher interest earning loans.

Interest income for the third quarter of 2003 was $1.7 million, an increase of 6.3% from interest income of $1.6 million for the third quarter of 2002. This increase resulted primarily from continued loan growth throughout the quarter. Interest expense was $601,000 for the third quarter of 2003, a 17.6% decrease from interest expense of $729,000 for the third quarter of 2002.

The Company had an allowance for loan losses of approximately 1.26% of total loans at September 30, 2003. The provision expense for loan loss for the third quarter of 2003, was $70,000. Management believes the current rate of providing for the loan loss reserve is adequate.

Non-interest income was $282,000 for the third quarter of 2003, a $147,000 (or 109%) increase over the third quarter of 2002 when non-interest income was $135,000. The increase is the result of higher loan fees due to sales of residential mortgage loans and gains realized on the sale of securities. Given the current economic uncertainties and volatility of the bond market the sale of securities at a gain may not continue into future periods.

Non-interest expense was $749,000 for the third quarter of 2003, a $165,000 (or 28.3%) increase over the third quarter of 2002 when non-interest expense was $584,000. The increase is primarily attributable to higher salary and benefit costs due to the increase in full time equivalents and normal raises given to employees. In addition, enhancements to the Bank’ network and increased volume have resulted in higher computer and data processing expenses.

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

Item 2.	Changes in Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

31.1	Certificate of the Chief Executive Officer of Clarkston Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Clarkston Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and Chief Financial Officer of Clarkston Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K-None

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARKSTON FINANCIAL CORPORATION

/s/ Edwin L. Adler

Edwin L. Adler
Chairman of the Board

/s/ J. Grant Smith

J. Grant Smith
Chief Financial Officer

DATE: November 12, 2003

EXHIBIT LIST

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

Date: November 12, 2003

/s/ Edwin L. Adler

Edwin L. Adler
Chairman of the Board

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

Date: November 12, 2003

/s/ J. Grant Smith

J. Grant Smith
Chief Financial Officer

EXHIBIT 32.1

Each of, Edwin L. Adler, Chief Executive Officer, and J. Grant Smith, Chief Financial Officer, of Clarkston Financial Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)     the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)     the information contained in the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of Clarkston Financial Corporation.

Date: November 12, 2003

/s/ Edwin L. Adler

Edwin L. Adler
Chairman of the Board

/s/ J. Grant Smith

J. Grant Smith
Chief Financial Officer