Form 10QSB/A
period 2003-09-30
CLARKSTON FINANCIAL CORP
filed 2004-01-05
CIK 1068366

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-QSB/A
Amendment No. 1

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

EXPLANATORY NOTE

Clarkston Financial Corporation is filing this Amendment No. 1 on Form 10-QSB/A to correct a typographical error in Clarkston Financial Corporation's "Net Cash Provided by Operating Activities" for the Nine Months Ended September 30, 2003, as reported in its Consolidated Statement of Cash Flows for the Nine Month Periods ended September 30, 2003 and September 30, 2002, in Part I, Item 1 of Clarkston Financial Corporation's Quarterly Report on Form 10-QSB filed for the period ending September 30, 2003. This Amendment No. 1 continues to speak as of the date of the original filing of the Quarterly Report on Form 10-QSB. No other information in the originally filed Quarterly Report on Form 10-QSB is amended hereby.

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

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Month Periods ended September 30, 2003 and September 30, 2002
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002

Net Cash Provided by Operating Activities:
Net cash provided by operating activities	$ 1,714	$ 1,399

Cash Flows from Investing Activities:
Net increase in loans	(30,021)	(15,511)
Purchase of held-to-maturity securities	--	(10,669)
Purchase of available-for-sale securities	(30,001)	(24,465)
Proceeds from sales of available-for-sale securities	46,978	23,496
Property and equipment expenditures	(46)	(708)

Net cash used in investing activities	(13,090)	(27,857)

Cash Flows from Financing Activities:
Increase in deposits	16,169	25,603
Proceeds from sale of stock	70	0

Net cash provided by financing activities	16,239	25,603

Net increase (decrease) in cash and cash equivalents	4,863	(855)
Cash and cash equivalents at beginning of year	4,487	5,831

Cash and cash equivalents at September 30, 2003 and 2002	$ 9,350	$ 4,976

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
(to average assets)

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2003, to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARKSTON FINANCIAL CORPORATION

/s/ Edwin L. Adler

Edwin L. Adler
Chairman of the Board

/s/ J. Grant Smith

J. Grant Smith
Chief Financial Officer

DATE: December 30, 2003

EXHIBIT LIST

31.1	Certificate of the Chief Executive Officer of Clarkston Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Clarkston Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and Chief Financial Officer of Clarkston Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1

CERTIFICATIONS

I, Edwin L. Adler, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB/A of Clarkston Financial Corporation;

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

Date: December 30, 2003

/s/ Edwin L. Adler

Edwin L. Adler
Chairman of the Board

Exhibit 31.2

CERTIFICATIONS

I, J. Grant Smith, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB/A of Clarkston Financial Corporation;

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

Date: December 30, 2003

/s/ J. Grant Smith

J. Grant Smith
Chief Financial Officer

EXHIBIT 32.1

Each of, Edwin L. Adler, Chief Executive Officer, and J. Grant Smith, Chief Financial Officer, of Clarkston Financial Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)     the Quarterly Report on Form 10-QSB/A for the quarterly period ended September 30, 2003 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)     the information contained in the Quarterly Report on Form 10-QSB/A for the quarterly period ended September 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of Clarkston Financial Corporation.

Date: December 30, 2003

/s/ Edwin L. Adler

Edwin L. Adler
Chairman of the Board

/s/ J. Grant Smith

J. Grant Smith
Chief Financial Officer