Form 10KSB
period 2003-12-31
CLARKSTON FINANCIAL CORP
filed 2004-03-30
CIK 1068366

FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

_________________

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No ____

Check here if there is no disclosure by delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form Form 10-KSB.     x

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes___ No   X

The registrant’s revenues for 2003 were $7.9 million. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on a per share price of $19.50 as of March 15, 2004, was $14,800,968 (common stock, no par value). As of March 15, 2004, there were outstanding 1,039,214 shares of the Company’s common stock (no par value).

Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 2004, are incorporated by reference into Part II and Part III of this Report.

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

        As of December 31, 2003, we had total assets of $142.6 million, total deposits of $126.6 million, approximately 6,600 deposit accounts and shareholders’ equity of $11.2 million.

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

        Other Services. We may establish relationships with correspondent banks and other independent financial institutions to provide other services requested by its customers, including loan participations where the requested loan amounts exceed our policies or legal lending limits. While management believes that our personalized service approach benefits from customer visits we have also recognized through customer surveys that personal computer banking is a service for which more customers would prefer. As a result, management introduced personal computer banking in 2003. This will extend our product offerings and further complement our telephone banking service which began in April 2000.

Competition

        There are many thrift institution, credit union and bank offices located within our primary market area of North Oakland County, Michigan. We face competition from these institutions as well as finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds and other providers of financial services. Most of our competitors have been in business a number of years, have established customer bases, are larger and have higher lending limits than we do. We compete for loans principally through our ability to communicate effectively with our customers and understand and meet their needs. Management believes that its personal service philosophy enhances its ability to compete favorably in attracting individuals and small businesses. We actively solicit retail customers and will compete for deposits by offering customers personal attention, professional service, ATM capability, and competitive interest rates.

Environmental Matters

        We do not believe that existing environmental regulations will have any material effect upon our capital expenditures, earnings, and competitive position.

Employees

        As of December 31, 2003, we had 23 full-time and 16 part-time employees. We have assembled a staff of experienced, dedicated professionals whose goal is to provide outstanding service. None of our employees are represented by collective bargaining agents.

Selected Statistical Data

        Selected Statistical Data for Clarkston Financial Corporation is presented for 2003, 2002 and 2001 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

        On October 27, 2003, the Bank entered into a lease for vacant land to be used for a future branch. The lease has a 25-year term and rent of $5,250 per month for the first five years and increased each subsequent five years based on the Consumer Price Index.

        We believe our facilities are well-maintained and adequately insured.

ITEM 3: Legal Proceedings.

        As the date hereof, there were no pending material legal proceedings.

ITEM 4: Submission of Matters to a Vote of Security Holders.

        No matters were submitted during the fourth quarter of 2003 to a vote of our stockholders.

PART II

ITEM 5:    Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

        Our common stock has traded in the over-the-counter market since the completion of our initial public offering in November 1998. High and low bid prices, as reported on the OTC Bulletin Board are as follows for the periods indicated:

	High	Low
2003 First Quarter	$10.49	$8.40
Second Quarter	$11.50	$9.88
Third Quarter	$14.44	$11.15
Fourth Quarter	$16.45	$13.50

2002 First Quarter	$9.30	$8.50
Second Quarter	$9.40	$8.32
Third Quarter	$9.14	$8.25
Fourth Quarter	$8.60	$7.55

        These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On March 15, 2004, there were approximately 293 owners of record and approximately 645 additional beneficial owners of our common stock.

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

ITEM 6: Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The information set forth in Appendix A, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our definitive Proxy Statement with respect to our May 11, 2003 Annual Shareholders Meeting is hereby incorporated by reference and is filed as Exhibit 13 to this Form 10-KSB Annual Report.

ITEM 7: Financial Statements.

        The information set forth in Appendix A, under the caption “Consolidated Financial Statements,” of our definitive Proxy Statement with respect to our May 11, 2003 Annual Shareholders Meeting, is hereby incorporated by reference and is filed as Exhibit 13 to this Form 10-KSB Annual Report.

ITEM 8: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        There have been no disagreements with our independent public accountants.

ITEM 8A: Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. The company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report have concluded that as of the end of the period covered by this Annual Report, the company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the company would be made known to them by others within the company, particularly during the period in which this Form 10-KSB Annual Report was being prepared.

(b)	Changes in Internal Controls. There were no significant changes in the company’s internal controls over financial reporting during the fiscal quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART III

ITEM 9: Directors and Executive Officers of the Registrant.

        The information set forth under the caption “Information About Directors” of our definitive Proxy Statement with respect to our May 11, 2004 Annual Shareholders Meeting and the information within that section is hereby incorporated by reference. There are no family relationships between or among the directors and executive officers. There are no arrangements or understandings between or among the executive officers pursuant to which any of them was named an officer.

        Our common stock is not registered under the Securities Exchange Act of 1934, and therefore our officers and directors are not required to and do not file beneficial ownership reports pursuant to Section 16(a) of the Securities Exchange Act of 1934.

        We have adopted a Senior Officer Code of Ethics. A copy of our Senior Officer Code of Ethics is available upon request.

ITEM 10: Executive Compensation.

        Information relating to compensation of our executive officers and directors is contained under the captions “Compensation of Directors” and “Executive Compensation,” in our definitive Proxy Statement with respect to our May 11, 2004 Annual Shareholders Meeting and the information within those sections is incorporated herein by reference.

ITEM 11: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information relating to security ownership of certain beneficial owners and management is contained under the captions “Security Ownership of Management,” “Voting Securities and Principal Holders Thereof” and “Information About Directors” in our definitive Proxy Statement with respect to our May 11, 2003 Annual Shareholders Meeting and the information within those sections is incorporated herein by reference.

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2003.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining avilable for future issuance under equity compensation plans (excluding securities reflected in colomn (a))

Equity compensation plans approved by security holders	49,536	$9.09	14,613

Equity compensation plans not approved by security holders	0	NA	0

Total	49,536	$9.09	14,613

(1)     We had not granted warrants or rights applicable to this chart.

ITEM 12: Certain Relationships and Related Transactions.

        Information relating to certain relationships and related transactions is contained under the caption “Transactions Involving Management” in our definitive Proxy Statement with respect to our May 11, 2004 Annual Shareholders Meeting and the information within that section is incorporated herein by reference.

ITEM 13: Exhibits, Financial Statements, Schedules, and Reports on Form 8-K.

(a)     Financial Statements.

1.	The following documents are filed as part of Item 7 of this report:

Report of Independent Auditors
Consolidated Balance Sheets as of December 31, 2003 and 2002
Consolidated Statements of Operations for the year ended December 31, 2003, 2002 and 2001
Consolidated Statements of Changes in Stockholders’ Equity for the year ended December 31, 2003, 2002 and 2001
Consolidated Statement of Cash Flows for the year ended December 31, 2003, 2002 and 2001
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

(b)     Reports on Form 8-K

1.	Current Report on Form 8-K dated December 12, 2003, disclosing in Item 5 the completion of a $4.0 million private placement of floating rate trust preferred securities.

2.	Current Report on Form 8-K dated October 28, 2003, furnishing pursuant to Item 12 a press release announcing results for the third quarter.

ITEM 14: Principal Accountant Fees and Services.

        Information relating to principal accountant fees and services is contained under the caption “Principal Accounting Fees and Services” in our definitive Proxy Statement with respect to our May 11, 2004 Annual Shareholders Meeting and the information within that section is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 25, 2004.

CLARKSTON FINANCIAL CORPORATION

/s/ Edwin L. Adler
Edwin L. Adler
Chief Executive Officer (Principal Executive Officer)

/s/ J. Grant Smith
J. Grant Smith
Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 25, 2004, by the following persons on behalf of the Registrant and in the capacities indicated. Each director of the Registrant, whose signature appears below, hereby appoints Dawn M. Horner and J. Grant Smith, and each of them severally, as his attorney-in-fact, to sign in his or her name and on his or her behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-KSB.

Signature

/s/ Edwin L. Adler	March 25, 2004
Edwin L. Adler, Chairman of the Board and a Director

/s/ Louis D. Beer	March 25, 2004
Louis D. Beer, Director

/s/ William J. Clark	March 25, 2004
William J. Clark, Director

/s/ Charles L. Fortinberry	March 25, 2004
Charles L. Fortinberry, Director

/s/ Dawn M. Horner	March 25, 2004
Dawn M. Horner, Director

/s/ Bruce H. McIntyre	March 25, 2004
Bruce H. McIntyre, Secretary and a Director

/s/ John H. Welker	March 25, 2004
John H. Welker, Director

941671/5

EXHIBIT INDEX

Sequentially Numbered Page

Exhibit Number and Description

3.1	Articles of Incorporation of Clarkston Financial Corporation, incorporated by reference to Exhibit 3.1 to the Clarkston Financial Corporation Registration Statement on Form SB-2 (Registration No. 333-63685).

3.2	Bylaws of Clarkston Financial Corporation, incorporated by reference to Exhibit 3.2 to the Clarkston Financial Corporation Registration Statement on Form SB-2 (Registration No. 333-63685).

4	Specimen stock certificate of Clarkston Financial Corporation, incorporated by reference to Exhibit 4 to the Clarkston Financial Corporation Registration Statement on Form SB-2 (Registration No. 333-63685).

10.1	Clarkston Financial Corporation Stock Compensation Plan, incorporated by reference to Exhibit 10.1 to the Clarkston Financial Corporation Registration Statement on Form SB-2 (Registration No. 333-63685).

10.2	Clarkston Financial Corporation 1998 Founding Directors Stock Option Plan, incorporated by reference to Exhibit 10.2 to the Clarkston Financial Corporation Registration Statement on Form SB-2 (Registration No. 333-63685).

10.3	Lease Agreement dated September 10, 1998, for the facility located at 15 South Main Street, Clarkston, Michigan, 48346, incorporated by reference to Exhibit 10.3 to the Clarkston Financial Corporation Registration Statement on Form SB-2 (Registration No. 333-63685).

10.4	Data Processing Agreement between Jack Henry and Associates, Inc. And Clarkston State Bank dated October, 1998, incorporated by reference to Exhibit 10.4 to the Clarkston Financial Corporation Registration Statement on form SB-2 (Registration No. 333-63685).

10.5	Lease between Clarkston State Bank and Foodtown, Inc., incorporated by reference to Exhibit 10 to the Clarkston Financial Corporation Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999.

10.6	Form of Management Continuity Agreement. Clarkston Financial Corporation has entered into Management Continuity Agreements with Ms. Dawn Horner, Mr. James Jeszke and Mr. J. Grant Smith. The Agreements provide for a severance benefit equal to one year's salary and bonus in the case of Mr. Jeszke and Mr. Smith and two year's salary and bonus in the case of Ms. Horner.

13	Appendix A of the Proxy Statement to shareholders for the May 11, 2004, shareholders meeting. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed “filed” as part of this filing.

21	Subsidiaries of the Registrant

23	Consent of Plante & Moran PLLC, independent public accountants

24	Power of Attorney (included on the signature page on page 18 of the Annual Report on Form 10-KSB)

31.1	Certificate of the Chief Executive Officer of Clarkston Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Clarkston Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Clarkston Financial Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Clarkston Financial Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 10.6

FORM OF MANAGEMENT CONTINUITY AGREEMENT

        THIS IS AN AGREEMENT between CLARKSTON FINANCIAL CORPORATION (the “Corporation”), whose principal offices are 15 South Main Street, Clarkston, Michigan 49346, and ___________________________________________________ (the “Executive”), whose address is listed on the signature page of this Agreement, dated February 13, 2004.

RECITALS

        The Executive is a key executive officer of the Corporation or a Subsidiary of the Corporation whose continued dedication, availability, advice and counsel to the Corporation and its Subsidiaries is deemed important to the Board of Directors of the Corporation (“Board”), the Corporation and its shareholders. The services of the Executive, his or her experience and knowledge of the affairs of the Corporation and his or her reputation and contacts in the industry are extremely valuable to the Corporation. The Corporation wishes to attract and retain such well-qualified executives, and it is in the best interests of the Corporation and of the Executive to secure the continued services of the Executive notwithstanding any change in control of the Corporation. The Corporation considers the establishment and maintenance of a sound and vital management to be part of its overall corporate strategy and to be essential to protecting and enhancing the best interests of this Corporation and its shareholders. Accordingly, the Board has approved this Agreement with the Executive and authorized its execution and delivery on behalf of the Corporation.

AGREEMENT

    1.        Term of Agreement. This Agreement will begin on the date entered above (the “Commencement Date”) and will continue in effect perpetually unless the Corporation notifies the Executive in writing at least twelve months in advance that the Corporation is amending or terminating this Agreement as of a specified date at least twelve months after the date of the notice; provided, however, that such notice may not be given and will not be effective if the Corporation is at the time in negotiations to effect a Change of Control. If a Change of Control occurs during the Term of this Agreement, this Agreement will continue in effect for at least [thirty-six (36)] months beyond the end of the month in which any Change of Control occurs.

    2.        Definitions. The following defined terms shall have the meanings set forth below, for purposes of this Agreement:

(a) Change of Control. A “Change of Control” of the Corporation shall be deemed to have occurred only if:

    (i)        Any “person” (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934 (the “Exchange Act”)) is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Corporation representing fifty-one percent (51%) or more of the combined voting power of the Corporation’s then outstanding securities; or

    (ii)        At any time a majority of the Board of Directors of the Corporation is comprised of other than Continuing Directors (for purposes of this and the following paragraphs, the term Continuing Director means a director who was either (A) first elected or appointed as a Director prior to the date of this Agreement; or (B) subsequently elected or appointed as a director if such director was nominated or appointed by at least a majority of the then Continuing Directors); or

(iii) Any of the following occur:

    (A)        Any merger or consolidation of the Corporation, other than a merger or consolidation in which the voting securities of the Corporation immediately prior to the merger or consolidation continue to represent (either by remaining outstanding or being converted into securities of the surviving entity) fifty-one percent (51%) or more of the combined voting power of the Corporation or surviving entity immediately after the merger or consolidation with another entity;

    (B)        Any sale, exchange, lease, mortgage, pledge, transfer, or other disposition (in a single transaction or a series of related transactions) of all or substantially all of the assets of the Corporation, which shall not include any asset sales approved by the Continuing Directors for the specific purpose of downsizing of the Corporation’s continuing business operations;

(C) Any liquidation or dissolution of the Corporation; or

    (D)        Any transaction or series of related transactions having, directly or indirectly, the same effect as any of the foregoing; or any agreement, contract, or other arrangement providing for any of the foregoing.

    (b)        Disability. “Disability” means that, as a result of Executive’s incapacity due to physical or mental illness, the Executive shall have been found to be eligible for the receipt of benefits under the Corporation’s long term disability plan.

    (c)        Cause. “Cause” means (i) the willful commission by the Executive of a criminal or other act that causes or will probably cause substantial economic damage to the Corporation or a Subsidiary or substantial injury to the business reputation of the Corporation or a Subsidiary; (ii) the commission by the Executive of an act of fraud in the performance of such Executive’s duties on behalf of the Corporation or a Subsidiary; or (iii) the continuing willful failure of the Executive to perform the duties of such Executive to the Corporation or a Subsidiary (other than any such failure resulting from the Executive’s Disability or occurring after issuance by Executive of a Notice of Termination for Good Reason) after written notice thereof (specifying the particulars thereof in reasonable detail) and a reasonable opportunity to be heard and cure such failure are given to the Executive by the Executive Compensation Committee of the Board. For purposes of this subparagraph, no act, or failure to act, on the Executive’s part shall be deemed “willful” unless done, or omitted to be done, by the Executive not in good faith and without reasonable belief that the action or omission was in the best interest of the Corporation or a Subsidiary.

(d) Good Reason. For purposes of this Agreement, “Good Reason” means the occurrence of any one or more of the following without the Executive’s express written consent:

    (i)        The assignment to Executive of duties which are materially different from or inconsistent with the duties, responsibilities, and status of Executive’s position at any time during the six (6) month period prior to the Change of Control of the Corporation, or which result in a significant reduction in Executive’s authority and responsibility as a senior executive of the Corporation;

    (ii)        A reduction by the Corporation in Executive’s base salary or salary grade as of the day prior to the Change of Control, or the failure to grant salary increases and bonus payments on a basis comparable to those granted to other executives of the Corporation, or reduction of Executive’s most recent incentive bonus potential prior to the Change of Control under the Corporation’s executive officer bonus plan, or any successor plan;

    (iii)        The Corporation requiring Executive to be based at a location in excess of twenty (20) miles from the location where Executive is currently based, or in the event of any relocation of the Executive with the Executive’s express written consent, the failure of the Corporation or a Subsidiary to pay (or reimburse the Executive for) all reasonable moving expenses by the Executive relating to a change of principal residence in connection with such relocation and to indemnify the Executive against any loss realized in the sale of the Executive’s principal residence in connection with any such change of residence, all to the effect that the Executive shall incur no loss on an after tax basis;

(iv) The failure of the Corporation to obtain a satisfactory agreement from any successor to the Corporation to assume and agree to perform this Agreement, as contemplated in Paragraph 6 hereof;

(v) Any termination by the Corporation of Executive’s employment that is not effected pursuant to a Notice of Termination;

    (vi)        Any termination of Executive’s employment, reduction in Executive’s compensation or benefits, or adverse change in Executive’s location or duties, if such termination, reduction or adverse change (aa) occurs within six (6) months before a Change of Control, (bb) is in contemplation of such Change in Control, and (cc) is taken to avoid the effect of this Agreement should such action occur after such Change in Control;

    (vii)        The failure of the Corporation to provide the Executive with substantially the same fringe benefits (including, without limitation, retirement plan, health care, insurance, stock options and paid vacations) that were provided to him immediately prior to the Change in Control, or with a package of fringe benefits that, though one or more of such benefits may vary from those in effect immediately prior to such Change in Control, is substantially comparable in all material respects to such fringe benefits taken as a whole.

The existence of Good Reason shall not be affected by Executive’s Disability. Executive’s continued employment shall not constitute a waiver of Executive’s rights with respect to any circumstance constituting Good Reason under this Agreement.

    (e)        Notice of Termination. “Notice of Termination” means a written notice indicating the specific termination provision in this Agreement relied upon and setting forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the employment under the provision so indicated. The Executive shall not be entitled to give a Notice of Termination that the Executive is terminating employment for Good Reason more than six (6) months following the occurrence of the event alleged to constitute Good Reason, except with respect to an event which occurred before the Change of Control, in which case the Notice of Termination must be given within six (6) months following the Change of Control.

(f) Subsidiary. “Subsidiary” means a corporation with at least eighty percent (80%) of its outstanding capital stock owned by the Corporation.

    3.        Eligibility for Severance Benefits. Subject to Paragraph 5, the Executive shall receive the Severance Benefits described in Paragraph 4 if the Executive’s employment is terminated during the term of this Agreement, and

    (a)        The termination occurs within ___________________ months after a Change of Control, unless the termination is (i) because of Executive’s death or Disability, (ii) by the Corporation for Cause, or (iii) by the Executive other than for Good Reason; or

    (b)        The Corporation terminates the employment within six (6) months before a Change of Control, in contemplation of such Change of Control, and to avoid the effect of this Agreement should such action occur after such Change of Control.

    4.        Severance Benefits. Subject to Paragraph 5, the Executive shall receive the following Severance Benefits (in addition to accrued compensation and vested benefits through the date the termination is effective) if eligible under Paragraph 3:

    (a)        A lump sum cash amount equal to Executive’s annual base salary at the highest annual rate in effect during the twelve (12) month period immediately prior to the Change of Control or, if greater, at the rate in effect at the time Notice of Termination is given (or on the date the employment is terminated if no Notice of Termination is required), multiplied by

_________________

(b) The average incentive bonus paid to Executive over the preceding three (3) full year period, multiplied by ______;

(c) For a _________ month period after the date the employment is terminated, the Corporation will arrange to provide to Executive at the Corporation’s expense, with:

    (i)        Health care coverage equal to that in effect for Executive prior to the termination (or, if more favorable to Executive, that furnished generally to salaried employees of the Corporation), including, but not limited to, hospital, surgical, medical, dental, prescription and dependent coverages. Upon the expiration of the health care benefits required to be provided pursuant to this subparagraph 4(c), the Executive shall be entitled to the continuation of such benefits under the provisions of the Consolidated Omnibus Budget Reconciliation Act;

    (ii)        Life and accidental death and dismemberment insurance coverage (including supplemental coverage purchase opportunity and double indemnity for accidental death) equal (including policy terms) to that in effect at the time Notice of Termination is given (or on the date the employment is terminated if no Notice of Termination is required) or, if more favorable to Executive, equal to that in effect at the date the Change of Control occurs; and

    (iii)        Disability insurance coverage (including policy terms) equal to that in effect at the time Notice of Termination is given (or on the date employment is terminated if no Notice of Termination is required) or, if more favorable to Executive, equal to that in effect immediately prior to the Change of Control; provided, however, that no income replacement benefits will be payable under such disability policy with regard to the three (3) year period following a termination of employment provided that the payments payable under subparagraphs 4(a) and (b) above have been made;

Health care benefits otherwise receivable by Executive pursuant to this subparagraph 4(c) shall be reduced to the extent comparable benefits are actually received by Executive from a subsequent employer during the _____ month period following the date the employment is terminated and any such benefits actually received by Executive shall be reported to the Corporation. All such benefits pursuant to this subparagraph 4(c) shall cease upon Executive’s death or upon Executive attaining the age of 65;

    (d)        The Corporation shall pay all fees for outplacement services for the Executive up to a maximum equal to fifteen percent (15%) of the Executive’s base salary used to calculate his or her benefit under subparagraph 4(a) plus provide a travel expense account of up to $2,500 to reimburse job search travel;

    (e)        In computing and determining Severance Benefits under subparagraphs 4(a), (b), (c), and (d) above, a decrease in Executive’s salary, incentive bonus, or insurance benefits shall be disregarded if such decrease occurs within six (6) months before a Change of Control, is in contemplation of such Change of Control, and is taken to avoid the effect of this Agreement should such action be taken after such Change of Control; in such event, the salary, incentive bonus, and/or insurance benefits used to determine Severance Benefits shall be that in effect immediately before the decrease that is disregarded pursuant to this subparagraph 4(c); and

    (f)        Executive shall not be required to mitigate the amount of any payment provided for in this Paragraph 4 by seeking other employment or otherwise, nor shall the amount of any payment provided for in this Paragraph 4 be reduced by any compensation earned by Executive as the result of employment by another employer after the date the employment is terminated, or otherwise, with the exception of a reduction in health insurance coverage as provided in subparagraph 4(c)(i).

        The payments provided in subparagraphs 4(a) and (b) above shall be made not later than thirty (30) business days following the date the employment terminates.

        Any termination by the Corporation for Cause or due to Executive’s Disability, or by Executive for Good Reason shall be communicated by Notice of Termination to the other party.

    5.        Maximum Payments. Notwithstanding any provision in this Agreement to the contrary, if part or all of any amount to be paid to Executive by the Corporation under this Agreement or otherwise constitute a “parachute payment” (or payments) under Section 280G or any other similar provision of the Internal Revenue Code of 1986, as amended (the “Code”), the following limitation shall apply:

If the aggregate present value of such parachute payments (the “Parachute Amount”) exceeds 2.99 times Executive’s “base amount” as defined in Section 280G of the Code, and if as a result the amounts otherwise payable to or for the benefit of the Executive subsequent to the termination of his or her employment, and taken into account in calculating the Parachute Amount (the “termination payments”), shall be reduced and/or delayed, as further described below, to the extent necessary so that the Parachute Amount is equal to 2.99 times the Executive’s “base amount.”

Any determination or calculation described in this Paragraph 5 shall be made by the Corporation’s independent accountants. Such determination, and any proposed reduction and/or delay in termination payments shall be furnished in writing promptly by the accountants to the Executive. The Executive may then elect, in his or her sole discretion, which and how much of any particular termination payment shall be reduced and/or delayed and shall advise the Corporation in writing of his or her election, within thirty (30) days of the accountant’s determination, of the reduction or delay in termination payments. If no such election is made by the Executive within such 30-day period, the Corporation may elect which and how much of any termination payment shall be reduced and/or delayed and shall notify the Executive promptly of such election. As promptly as practicable following such determination and the elections hereunder, the Corporation shall pay to or distribute to or for the benefit of the Executive such amounts as are then due to the Executive.

        Any disagreement regarding a reduction or delay in termination payments will be subject to arbitration under Paragraph 15 of this Agreement. Neither the Executive’s designation of specific payments to be reduced or delayed, nor the Executive’s acceptance of reduced or delayed payments, shall waive the Executive’s right to contest such reduction or delay.

    6.        Successors; Binding Agreements. This Agreement shall inure to the benefit of and be enforceable by Executive’s personal and legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. Executive’s rights and benefits under this Agreement may not be assigned, except that if Executive dies while any amount would still be payable to Executive hereunder if Executive had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement, to the beneficiaries designated by the Executive to receive benefits under this Agreement in a writing on file with the Corporation at the time of the Executive’s death or, if there is no such beneficiary, to Executive’s estate. The Corporation will require any successor (whether direct or indirect, by purchase, merger, consolidation, or otherwise) to all or substantially all of the business and/or assets of the Corporation (or of any division or Subsidiary thereof employing Executive) to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Corporation would be required to perform it if no such succession had taken place. Failure of the Corporation to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle Executive to compensation from the Corporation in the same amount and on the same terms to which Executive would be entitled hereunder if Executive terminated the employment for Good Reason following a Change of Control.

    7.        Withholding of Taxes. The Corporation may withhold from any amounts payable under this Agreement all federal, state, city, or other taxes as required by law.

    8.        Notice. For the purpose of this Agreement, notices and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered mail, return receipt requested, postage prepaid, addressed to the respective addressees set forth on the first page of this Agreement, or at such other addresses as the parties may designate in writing.

    9.        Miscellaneous. No provision of this Agreement may be modified, waived, or discharged unless such waiver, modification, or discharge is agreed to in writing and signed by Executive and such officer as may be specifically designated by the Board of Directors of the Corporation; provided, however, that the Corporation may unilaterally amend this Agreement with advance notice as provided in Paragraph 1 of this Agreement. The validity, interpretation, construction, and performance of this Agreement shall be governed by the laws of the State of Michigan.

    10.        Employment Rights. This Agreement shall not confer upon Executive any right to continue in the employ of the Corporation or its subsidiaries and shall not in any way affect the right of the Corporation or its subsidiaries to dismiss or otherwise terminate Executive’s employment at any time with or without cause.

    11.        No Vested Interest. Neither Executive nor Executive’s beneficiary shall have any right, title, or interest in any benefit under this Agreement prior to the occurrence of the right to the payment thereof, or in any property of the Corporation or its subsidiaries or affiliates.

    12.        Prior Agreements. This Agreement contains the understanding between the parties hereto with respect to Severance Benefits in connection with a Change of Control of the Corporation and supersedes any such prior agreement between the Corporation (or any predecessor of the Corporation) and Executive. If there is any discrepancy or conflict between this Agreement and any plan, policy, or program of the Corporation regarding any term or condition of Severance Benefits in connection with a Change of Control of the Corporation, the language of this Agreement shall govern.

    13.        Validity. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

    14.        Counterparts. This Agreement may be executed in several counterparts, each of which shall be deemed to be an original but all of which together shall constitute one and the same instrument.

    15.        Arbitration. The sole and exclusive method for resolving any dispute arising out of this Agreement shall be arbitration in accordance with this paragraph. Except as provided otherwise in this paragraph, arbitration pursuant to this paragraph shall be governed by the Commercial Arbitration Rules of the American Arbitration Association. A party wishing to obtain arbitration of an issue shall deliver written notice to the other party, including a description of the issue to be arbitrated. Within fifteen (15) days after either party demands arbitration, the Corporation and the Executive shall each appoint an arbitrator. Within fifteen (15) additional days, these two arbitrators shall appoint the third arbitrator by mutual agreement; if they fail to agree within said fifteen (15) day period, then the third arbitrator shall be selected promptly pursuant to the rules of the American Arbitration Association for Commercial Arbitration. The arbitration panel shall hold a hearing in Oakland County, Michigan, within ninety (90) days after the appointment of the third arbitrator. The fees and expenses of the arbitrator, and any American Arbitration Association fees, shall be paid by the Corporation. Both the Corporation and the Executive may be represented by counsel and may present testimony and other evidence at the hearing. Within ninety (90) days after commencement of the hearing, the arbitration panel will issue a written decision; the majority vote of two of the three arbitrators shall control. The majority decision of the arbitrators shall be final and binding on the parties, and shall be enforceable in accordance with law. Judgment may be entered on the arbitrators’ award in any court having jurisdiction. The Executive shall be entitled to seek specific performances of his or her rights under this Agreement during the pendency of any dispute or controversy arising under or in connection with this Agreement. The Corporation will reimburse Executive for all reasonable attorney fees incurred by Executive as the result of any arbitration with regard to any issue under this Agreement (or any judicial proceeding to compel or to enforce such arbitration); (i) which is initiated by Executive if the Corporation is found in such proceeding to have violated this Agreement substantially as alleged by Executive; or (ii) which is initiated by the Corporation, unless Executive is found in such proceeding to have violated this Agreement substantially as alleged by the Corporation.

        IN WITNESS WHEREOF, the parties have signed this Agreement as of the day and year written above.

CORPORATION: CLARKSTON FINANCIAL CORPORATION By: —————————————————— Its: —————————————————

EXECUTIVE ————————————————————
Print Name: Address:	————————————— ————————————— ————————————— —————————————

Exhibit 13
Management's Discussion and Analysis of Financial Condition and Results of Operations	13-2
Independent Auditors Report	13-19
Consolidated Financial Statements	13-20
Consolidated Balance Sheet	13-20
Consolidated Statement of Income	13-21
Consolidated Statement of Changes in Stockholders' Equity	13-22
Consolidated Statement of Cash Flows	13-23
Notes to Consolidated Financial Statements	13-24

13-1

MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE
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

        The Company has grown significantly during its first five years of operations and as of December 31, 2003, had total assets of $142.6 million. Further complementing this asset growth is strong profitability. The Company’s net income was $1.5 million for the year ended December 31, 2003, an 83% increase over 2002 net income of $801,000. In December of 2003, the Company raised $4.0 million in trust preferred securities to provide additional capital for future growth. We believe that our community bank model coupled with a culture that fosters excellent customer service and tight expense controls will provide future opportunities to grow the Company into the future.

Critical Accounting Policies

Basis of Presentation and Consolidation — The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. All significant intercompany transactions are eliminated in consolidation.

Use of Estimates — The accounting and reporting policies of the Company and its subsidiary conform to accounting principles generally accepted in the United States of America. Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred tax assets.

13-2

Cash and Cash Equivalents — For the purpose of the consolidated statement of cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold, all of which mature within 90 days.

Securities — Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Debt securities not classified as held to maturity and equity securities with readily determinable fair values are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

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

Loans — The Company grants mortgage, commercial, and consumer loans to customers. Loans are reported at their outstanding unpaid principal balances adjusted for charge offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

The allowance consists of specific, general, and unallocated components. The specific components relate to loans that are classified as either doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.

13-3

The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Credit-related Financial Instruments — In the ordinary course of business, the Company has entered into commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

Banking Premises and Equipment — Land is carried at cost. Buildings and equipment are stated at cost, less accumulated depreciation computed on the straight-line method over the estimated useful lives of the assets.

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

Stock Compensation Plans — The Company applies the provisions of APB Opinion No. 25, Accounting for Stock-based Compensation, accounting for all employee stock option grants using the intrinsic value method. Compensation expense in the pro forma disclosures is not indicative of future amounts, as options vest over several years and additional grants may be made each year.

Earnings per Share — Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

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

13-4

Recent Accounting Pronouncements — Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, clarifies the requirements of Statement of Accounting Standards No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for and disclosure of certain types of guarantees. The provisions for initial recognition and measurement became effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. Adoption of this standard did not have a material effect on the Corporation’s financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company formed a business trust subsidiary in December 2003 to sell trust preferred securities. The Company has recorded the instruments in accordance with SFAS No. 150 (see Note 14 for additional details).

Financial Accounting Standards Board Interpretation No. 46 — In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. The Company has followed the provisions of FIN 46 and not consolidated Clarkston Capital Trust I, a trust sponsored by the Company for the sole purpose of issuing trust preferred securities to third-party investors. Adoption of this standard did not have a material effect on the Company’s financial statements.

Off Balance Sheet Transactions

        Other than unfunded loan commitments and standby letters of credit there are no off balance sheet commitments. The Bank does not syndicate loans, has sold no loan participations under an agreement to repurchase and is not obligated to assume any liability not noted in its balance sheet. The Company has no borrowings and as such there are no loan agreement covenants or conditions that will restrict its growth or ability to manage its assets. The Bank has arranged for liquidity lines of credit with two lenders, one commercial bank and the Federal Reserve Bank of Chicago. Moreover, the Bank became a member of the Federal Home Loan Bank during 2003 further providing access to lower interest bearing funds if needed.

Financial Condition

        Summary. Total assets of the Company increased to $142.6 million at December 31, 2003, from $115.3 million at December 31, 2002. Deposits increased significantly as well growing from $104.9 million at December 31, 2002, to $126.6 million at December 31, 2003, a 21% increase. This increase in assets and deposits is primarily attributable to the Bank continuing to attract new customers through its expanding operations. 2003 was the Company’s fifth full year of operations and the number of deposit and loan relationships increased to approximately 7,333 at December 31, 2003 from 6,589 accounts at December 31, 2002. Management attributes the strong growth in deposits to quality customer service and the desire of customers to deal with a convenient, local community bank. The Company anticipates that the Bank’s assets will continue to increase during 2004 and beyond, perhaps at a slower rate than has been the case during the first five years of operation.

13-5

        Much of the deposit growth has been used to fund growth in the loan portfolio. Outstanding loans increased 54% to $84.1 million from $54.7 million during the period December 31, 2002 to December 31, 2003. Management has increased the size of its lending staff throughout the year to complement this growth. This is consistent with the Bank’s strategy of changing its balance sheet mix during the year to focus on higher interest yielding loans. As a result, the investment portfolio decreased from $54.7 million at December 31, 2002 to $49.0 million at December 31, 2003. Management seeks to increase the Bank’s net interest margin through reemploying principal cash flow on lower interest bearing securities into higher interest bearing loans. Management expects this trend to continue during 2004.

        Cash and Cash Equivalents. Cash and cash equivalents, which include federal funds sold and short term investments, increased $3.4 million, or 76%, to $7.9 million at December 31, 2003, from $4.5 million at December 31, 2002. The increase is attributable to higher federal funds sold because of the bond market elasticity and higher uncollected deposits associated with increased customer activity.

        Securities. Securities held by the Bank at December 31, 2003, totaled $49.1 million compared to $54.7 million at December 31, 2002. All securities are classified as “Available for Sale” and may be sold to meet the Bank’s liquidity needs. The primary objective of the Company’s investment activity is to provide for the safety of the principal invested. Secondary considerations include earnings, liquidity and overall exposure to changes in interest rates. It has been the policy and practice to accept no credit risk in the investment portfolio in compliance with the Bank’s primary investment objective. Excluding investments in U.S. Treasury and U.S. Government Agency Securities, there were no investments in securities of any one issuer, which exceeded 10% of shareholders’ equity.

      Securities Available for Sale Portfolio at Carrying Value (in thousands)

	Year Ended December 31
	2003	2002	2001

U.S. Treasury and U.S. Government Agencies	$30,288	$34,521	$36,220
Municipal bonds	18,659	20,021	0
Corporate	117	200	685

Total	$49,064	$54,742	$36,905

13-6

        The Loan Portfolio. The growing North Oakland County market in which the Bank is located in provides excellent opportunities for the Bank to grow its loan portfolio. Loans outstanding grew by $29.4 million for the period from December 31, 2002 to December 31, 2003. Although the majority of loans are made to businesses in the form of commercial loans and real estate mortgages, the Bank did start a residential real estate lending department in January of 2003. The majority of this loan production is held for sale and sold to investors on a servicing released basis. However, there are, at times, mortgage loans originated which are placed in the Bank’s portfolio that do not meet secondary market standards but do represent good credit quality loans. The Bank originated over $13 million in mortgage loans during 2003. The growth in the loan portfolio from year to year is consistent with our business plan. The table below discloses the composition of the loan portfolio:

        Loan Portfolio Composition (in thousands of dollars)

	Year Ended December 31
	2003		2002		2001
	Amount	%	Amount	%	Amount	%
Commercial	$72,534	86%	$46,460	85%	$25,299	73%
Residential Real Estate	7,642	9	4,668	8	5,441	16
Consumer	3,876	5	3,594	7	3,715	11

Total Loans	$84,052	100%	54,722	100%	34,455	100%

Less:
Allowance for Loan Losses	(1,092)		(696)		(419)

Total Loans Receivable, Net	$82,960		$54,026		$34,036

        Maturities and Sensitivities of Loans to Changes in Interest Rates (in thousands of dollars)

        The following table shows the amount of total loans out standing as of December 31, 2003 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

	Maturing

	Within one Year	After one but Within Five Years	After five years	Total

Commercial	$26,555	$42,954	$3,025	$72,534
Residential Real Estate	1,240	3,908	2,494	7,642
Consumer	327	2,278	1,271	3,876

Totals	28,122	49,140	6,790	84,052
Allowance for Loan Losses	(1,092)			(1,092)

Total Loans Receivable, Net	$27,030	$49,140	$6,790	$82,960

13-7

        Below is a schedule of the loan amounts maturing or repricing and are classified according to their sensitivity to changes in interest rates.

	Interest Sensitivity
	(in thousands of dollars)
	Fixed Rate	Variable Rate	Total

Due within three months	$ 594	$ 8,352	$ 8,946
Due after three months within 1 year	3,140	16,036	19,176
Due after one but within five years	34,429	14,711	49,140
Due after five years	4,296	2,494	6,790

Total	$42,459	$41,593	$84,052
Allowance for Loan Losses			1,092

Total Loans Receivable, Net			$82,960

        Non-Performing Assets. Non-performing assets consist of nonperforming, foreclosed, restructured and non-accrual loans. As of December 31, 2003, there were no loans classified as non-performing. However, subsequent to the completion of the external audit management has identified one loan in the amount of $147,000 that has been identified as non-performing and has been charged off during the month of March 2004. Management does expect to recover a portion of the principal balance of this loan upon sale of the collateral at some point in the future. At the present time, the recovery of the principle balance cannot be determined until legal proceedings have been completed.

The following table summarizes the Bank’s non-performing loans for the respective years ending December 31:

	2003	2002	2001

Non-accrual, Past Due and Restricted Loans
(in thousands of dollars)

Loans accounted for on a non-accrual basis	$0	$0	$146

Accruing loans that are contractually past due

90 days or more as to interest or principal payments	0	0	0

Total	$0	$0	$146

13-8

Loan Loss Experience (in thousands)

        The following table summarizes changes in the allowance for credit losses arising from additions to the allowance which have been charged to expense, selected ratios, and the allocation of the allowance for credit losses.

	Amount as of December 31,
	2003	2002	2001
Total loans at year end	$ 84,052	$54,722	$ 34,455
Average daily balances of loans for the year	75,761	42,200	29,261
Allowance for credit losses at beginning of period	696	419	379
Loan charge-offs during the period
Commercial	100	5	48
Real Estate-Mortgages	0	0	0
Consumer	44	8	3

Total charge-offs	144	13	51
Loan recoveries during the period
Commercial	43	47	0
Real Estate-Mortgages	0	0	0
Consumer	1	0	1

Total recoveries	44	47	1
Net recoveries/(charge-offs)	(100)	34	(50)

Provision charged to expense	496	243	90
Allowance for credit losses at end of period	1,092	696	419

Ratio of net recoveries/(charge-offs) during the
period to loans outstanding at year-end	(.12%)	.06%	(.15%)
Allowance for loan losses to loans outstanding
at year-end	1.30%	1.27%	1.21%

Allocation of the Allowance for Loan Losses

        The allowance for loan losses as of December 31, 2003 was $1.1 million representing approximately 1.30% of gross loans outstanding and at December 31, 2002, was $696,000, which represented approximately 1.27% of gross loans outstanding at that time. As noted in the table below which depicts the allocation of reserves there is a material increase in the level of reserves allocated to real estate. This is so as over the past year the Bank has completed numerous real estate transactions and continues to be a focus of management.

The Bank has not experienced any material credit losses in the five years of operations ended December 31, 2003. The allowance for loan losses is maintained at a level management feels is adequate based on internal quarterly assessments, external loan review and other industry standards.

13-9

        Management prepares an evaluation comprised of a risk rating system to segregate the loan portfolio by classification and rating. These portfolio metrics are then applied against industry standards, peer data, economic conditions, portfolio composition, historical loss experience as well as collateral position to determine an appropriate allowance for loan losses. This analysis is performed every quarter and is scrutinized by both internal and external auditors as well as senior management for reasonableness. Due to the lack of seasonality within the loan portfolio less reliance is placed on prior loss experience.

        Over the past five years the allowance has increased as a result of increased loan production. Due to the lack of seasonality within our portfolio as well as continued soft economic conditions we feel it is prudent to continue to contribute to our loan loss allowance. We expect to continue to grow our loan portfolio and likewise will continue to contribute to the allowance. Moreover, it is also expected that the level of loan losses may increase in the future as our portfolio continues to grow and becomes more seasoned. However, we currently feel we have an adequate allowance for loan loss to mitigate any potential losses inherent within the loan portfolio.

      Allowance for Loan Losses (in thousands)

	Year Ended December 31

	2003		2002		2001

	Allowance Amount	% of each category to total loans	Allowance Amount	% of each category to total loans	Allowance Amount	% of each category to total loans

Commercial	$366.44%		$487.89%		$306.88%
Real estate mortgages	710.84%		110.20		67.20
Consumer	16.02%		99.18		46.13
Unallocated	0	0	0	0	0	0

Total	$1,092	1.30%	$696	1.27%	$419	1.21%

        The above allocations are not intended to imply limitations on the usage of the allowance. The entire allowance is available for any future loans without regard to loan type.

        Deposits.    The deposit gathering activities for the Bank are accomplished through traditional means utilizing our four branch network as well as competitive pricing and excellent customer service. We offer both business and personal accounts including but not limited to checking, savings, money market and certificates of deposit with an array of different terms. These deposits are gathered from local consumers and businesses within the markets served by the Bank. Our competitive pricing and strong customer service has contributed to our strong deposit growth and continues to provide a stable core funding base for the Bank. Moreover, we use no brokered deposits outside of our designated market area to assist in funding the Bank’s operations.

        As of December 31, 2003, deposits totaled $126.6 million. This represents a 20.7% increase from December 31, 2002 when deposits were $104.9 million. Non-interest bearing demand deposits increased by 23% by $3.4 million from $14.8 million at December 31, 2002 to $18.2 million at December 31, 2003. Likewise, interest bearing deposits increased 20.3% to $108.4 million at December 31, 2003, compared to $90.1 million at December 31, 2002. The Bank is actively pursuing new deposit relationships and expects to increase its branch network during 2004, further enhancing the ability raise additional deposits and service customers. In addition, new commercial loan relationships are being developed for which the Bank’s lending team is also procuring new deposit relationships.

13-10

Average Daily Deposits (in thousands)

        The following table sets forth the average deposit balances and the weighted average rates paid thereon.

	Average for the Year		Average for the Year		Average for the Year

	2003		2002		2001

	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate

Noninterest bearing demand	$16,972	0%	$11,663	0%	$9,531	0%
MMDA/Savings	47,751	1.90%	30,330	2.42%	10,725	2.73%
Time	43,864	3.38%	45,347	4.12%	38,860	5.91%

Total Deposits	$108,587	2.20%	$87,340	2.98%	$59,116	4.38%

Maturity Distribution of Time Deposits of $100,000 or More (in thousands)

        The following table summarizes time deposits in amounts greater than $100,000 by time remaining until maturity as of December 31, 2003, 2002, and 2001:

	Year Ended December 31
	2003	2002	2001
Three months or less	$ 2,178	$ 7,209	$ 3,797
Over three months through one year	9,925	8,569	8,860
Over one year	12,609	8,377	7,326

	$24,712	$24,155	$19,983

13-11

        Premises and Equipment. There was no increase inpremises and equipment during 2003 which remains at $1.4 million net of depreciation at December 31, 2003. Management expects this to increase in 2004 as a new branch is scheduled for construction and is expected to open in the fourth quarter of 2004. In addition, enhancements are being made to the Bank’s information technology infrastructure to support future growth and to provide additional services to customers.

        Retained Earnings. Consists of retained earnings less any dividends paid to shareholders. As of December 31, 2003, the Company had retained earnings of $2.4 million as compared to $889,000 at December 31, 2002. There were no dividends paid to shareholders in 2003.

Results of Operations

        Summary of Results. The Company earned net income of $1.5 million for the year ended December 31, 2003, a substantial improvement from 2002 when net income was $801,000. This 83% improvement was accompanied by a 29% increase in net interest income. Net interest income increased from $3.2 million in 2002 to $4.2 million in 2003. The Bank’s continued growth in higher interest earnings assets has contributed to this increase and was accompanied by a significant increase in other operating income.

        Other operating income increased from $590,000 in 2002 to $1.1 million in 2003. This improvement is the result of favorable gains realized on the sale of securities of $532,000 in 2003 compared to 2002 when gains on the sale of securities were $205,000. Securities were sold during the year to keep pace with the Bank’s continued growth and to improve the Bank’s net interest margin by reemploying the investment securities cash flow into higher yielding loans. Even though significant gains on the sale of investment securities were realized during 2003, management does not expect this to continue in 2004.

Performance Ratios (in thousands, except per share data).

	Year Ended December 31
	2003	2002	2001

Net Income	$1,468	$801	$423
Weighted average number of shares outstanding	1,029	1,027	1,026
Basic Profit per share	$1.43	$.78	$.41
Fully Diluted Profit per Share	$1.41	$.78	$.41

Earnings ratios:
Return on average assets	1.14%	.79%	.62%
Return on average equity	14.32%	8.88%	4.85%
Average equity to average assets	7.99%	8.87%	12.71%
Dividend payout ratio	0	0	0

13-12

        Net Interest Income. The following schedule presents the average daily balances, interest income, interest expense and average rates earned and paid for the Corporation’s major categories of assets, liabilities, and shareholders’ equity for the periods indicated (dollars in thousands):

	2003			2002			2001
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Assets:
Short term investment	$6,166	$67	1.09%	$4,219	$69	1.64%	$3,858	$153	3.97%
Securities:
Taxable	30,448	591	1.94%	40,250	2,020	5.02%	31,747	1,975	6.22%
Tax-exempt	22,403	805	3.59%	11,645	542	4.65%	1,637	94	5.74%
Loans	75,761	5,273	6.96%	42,200	3,311	7.85%	29,676	2,511	8.46%
Total earning assets/total interest income	124,778	6,736	5.40%	98,314	5,942	6.04%	66,918	4,733	7.07%
Cash and due from banks	2,335			1,959			1,342
Unrealized Gain (Loss)	96			(34)			(49)
All other assets	2,010			1,962			950
Allowance for loan loss	(939)			(520)			(415)

Total assets	128,280	6,736	5.25%	101,681	5,942	5.84%	68,746	4,733	6.88%
Liabilities and
Stockholders'
Equity
Interest bearing deposits:
MMDA, Savings/NOW
accounts	55,623	1.072	1.93%	34,346	839	2.44%	12,719	343	2.70%
Time	43,864	1.493	3.40%	45,347	1,870	4.12%	38,860	2,295	5.91%
Fed Funds Purchased	93	1		0
Other borrowed Money				0

Total interest bearing
liabilities/interest expense	99,580	2.566	2.58%	79,693	2,709	3.40%	51,579	2,638	5.11%
Noninterest bearing
deposits	16,972			11,663			7,536
All other liabilities	1,480			1,303			894
Stockholders' Equity:
Unrealized Holding Gain (Loss)	63			(25)			214
Common Stock, Surplus, Retained Earnings	10,185			9,047			8,523

Total liabilities and stock-
holders' equity	128,280	2,560	2.00%	101,681	2,709	2.66%	68,746	2,638	3.84%
Interest spread		4,170			3,233			2,095
Net interest income - FTE		4,170			3,233			2,095
Net Interest Margin as a Percentage of Average Earnings Assets - FTE	124,778	4,174	3.34%	98,314	3,233	3.29%	66,918	2,095	3.13%

13-13

        Rate / Volume Analysis of Net Interest Income. The following schedule presents the dollar amount of changes in interest income and expense for major components of earning assets and interest-bearing liabilities, distinguishing between changes related to outstanding balances and changes due to interest rates.

	2003 Compared to 2002				2002 Compared to 2001
	Change Due to Rate	Change Due to Volume	Change Due to Mix	Total Change	Change Due to Rate	Change Due to Volume	Change Due to Mix	Total Change
	(in thousands)
Federal funds sold	($ 23)	$32	($ 11)	($ 2)	($ 90)	$14	($ 8)	($ 84)
Investment securities--taxable	(857)	(994)	422	(1,429)	(381)	529	(103)	45
Investment securities--tax-exempt	(123)	500	(114)	263	(18)	574	(108)	448
Loans, net of unearned income	(376)	2.635	(297)	1.962	(181)	1,060	(79)	800

Total interest income	(1,379)	2,173	0	794	(670)	2,177	(298)	1,209

Interest bearing deposits	(653)	673	(164)	(144)	(882)	1,437	(484)	71
Funds borrowed			1	1	0	0	0	0

Total interest expense	(653)	673	(163)	(143)	(882)	1,437	(484)	71

Net interest income	($ 726)	$1,500	$163	$937	$212	$740	$186	$1,138

Composition of Average Earning Assets and Interest Bearing Liabilities (dollars in thousands):

	Year Ended December 31, 2003		Year Ended December 31, 2002		Year Ended December 31, 2001

As a percentage of average earning assets
Loans	75,761	60.7%	$42,200	42.9%	$29,676	44.3%
Other earning assets	49,017	39.3%	56,114	57.1%	37,242	55.7%
Average earning assets	$124,778	100.0%	$98,314	100.0%	$66,918	100.0%
As a percent of average interest bearing liabilities
Savings and DDA accounts	55,623	55.9%	34,346	43.1%	12,719	24.7%
Time deposits	43,864	44.0%	45,347	56.9%	38,860	75.3%
Other borrowings	93	0.1%	0	0%	0	0%

Average interest bearing liabilities	$99,580	100.0%	$79,693	100.0%	$51,579	100.0%

Earning asset ratio	97.3%		96.7%		97.3%

        Provision for Loan Loss. The provision for loan losses for the year ended December 31, 2003 was $496,000 compared to $243,000 at December 31, 2002. Management considered it prudent during the first years of operations to provide for loan losses at a level which is consistent with levels maintained by banks with similar loan portfolios. Management will continue to monitor its loan loss performance and adjust its loan loss reserve to more closely align itself to its own history of loss experience.

        Non-Interest Income. Non-interest income for the year ended December 31, 2003 and 2002 were $1.1 million and $590,000, respectively. Non-interest income included service fees on loans and deposit accounts of $473,000 (41.7%), gains on the sale of investment securities of $532,000 (46.9%), and gains on the sale of mortgage loans of $128,000 (11.4%). Although the Bank offered mortgages in the past, a more formalized department was established in the first quarter of 2003 to offer a more comprehensive solution for our customers. Gains realized on the sale of investment securities are not considered core income and is subject to interest and market rate fluctuations, therefore past gains realized on the sale of these items may not continue in the future.

13-14

        Non-Interest Expense. Non-interest expense consists of monthly operating expenses and for the year ended December 31, 2003, was $3.0 million compared with $2.6 million for the year ended December 31, 2002. The main component of non-interest expense is salaries and benefits which totaled $1.5 million for 2003 and $1.3 million for 2002.

        Other significant components of non-interest expense consisted of occupancy and equipment expenses, data processing fees, supplies and marketing expenses. The 15% increase is directly attributable to adding more staff to further support growth, including additional lending personnel. Other operating expenses such as professional fees and item processing expenses also contributed to the increase as the level of customer transactions both from loans and deposits has increased.

Liquidity and Capital Resources

        The Company obtained its initial equity capital in an initial public offering of its common stock in November 1998. In light of this, the Corporation has successfully grown through its first five years of operation. In the 2003, the Company evaluated the need to raise additional capital in order to keep pace with the current growth strategy. In December 2003, the Company completed an offering of $4.1 million of cumulative preferred securities (“Trust Preferred Securities”) to further support the Company’s growth into the immediate future.

        Management believes that its current capital will provide the Company with adequate capital to support its expected level of deposit and loan growth and to otherwise meet its capital requirements for the next year. One of the growth strategies our Company intends to pursue, which could have an effect on its equity and or require additional capital, is growth through acquisition or the start up of additional DeNovo banks. Such opportunities are difficult to plan and as such we aren’t able to state with absolute assurance that additional equity won’t be needed in the future.

Capital Resources at December 31, 2003 (in thousands)

	Tier 1 Leverage Ratio	Tier 1 Capital Ratio	Total Risk-Based Capital Ratio
Minimum regulatory requirement for
Capital adequacy	4.00%	4.00%	8.00%
Well capitalized regulatory level	5.00%	6.00%	10.00%
Consolidated	8.02%	11.45%	12.50%
Bank	8.02%	11.45%	12.50%

13-15

        The following table shows the dollar amounts by which the Company's capital (on a consolidated basis) exceeds current regulatory requirements on a dollar-enumerated basis:

	Tier 1 Leverage	Tier 1 Capital	Total Risk-Based Capital
	(in thousands of dollars)
Capital balances at December 31, 2003
Required regulatory capital	$ 5,478	$ 3,835	$ 7,670
Capital in excess of regulatory minimums	5,499	7,142	4,399

Actual capital balances	$10,977	$10,977	$12,069

        The liquidity of a financial institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows of deposits and to take advantage of interest rate market opportunities. Our sources of liquidity include our borrowing capacity with the Federal Home Loan Bank, loan payments by our borrowers, maturity and sales of our securities available for sale, growth of our deposits and deposit equivalents and various capital resources. Liquidity management involves the ability to meet the cash flow requirements of our customers. Our customers may be either borrowers with credit needs or depositors wanting to withdraw funds. We believe our liquidity position is sufficient to meet these needs.

        To further complement the growth of the Company and provide for additional liquidity resources management has successfully become a member of the Federal Home Loan Bank of Indianapolis during the third quarter of 2003. This membership requires the purchase of stock in said institution and pays a quarterly dividend. The membership will allow the Bank to provide additional funding to further support its operations.

Asset Liability Management and Market Risk Analysis

        Asset liability management aids the Company in maintaining liquidity and managing its net interest margin in volatile interest rate environments. Management of interest rate sensitivity attempts to avoid widely varying net interest margins and to achieve consistent net interest income through periods of changing interest rates. Management monitors the Company’s exposure to interest rate changes using a re-pricing GAP analysis as well as a cash flow simulation. The gap analysis measures the re-pricing between interest earning assets and interest bearing liabilities. A material re-pricing gap could result in a negative impact on the Bank’s net interest margin in periods of rapid changes in interest rates.

13-16

        Listed in the table below is the Bank's gap position as of December 31, 2003.

Asset / Liability GAP Position for the Year Ended December 31, 2003 (in thousands)

	1 to 3 Months	4 to 12 Months	12 to 24 Months	Over 24 Months	Total

Interest-Earning Assets
Federal Funds sold	$5,744	$0	$0	$0	$5,744
Investment securities	3,178	7,358	6,816	31,712	49,064
Loans - by maturity	8,729	22,917	6,720	45,686	84,052

Total interest-earning assets	17,651	30,275	13,536	77,398	138,860

Interest Bearing Liabilities
DDA, Money Market and Savings Accounts	9,915	24,639	17,376	31,777	83,707
Certificates of deposit	3,927	17,668	6,829	14,512	42,936

Total interest-bearing Liabilities	13,842	42,307	24,205	46,289	126,643

Rate sensitivity gap and ratios:
Gap for period	3,809	(12,032)	(10,669)	31,109	12,217
Cumulative gap	3,809	(8,223)	(18,892)	12,217	12,217
Percentage of cumulative gap
To total assets	2.67%	(5.77%)	(13.25%)	8.57%	8.57%

        The second measurement tool used is cash flow simulation which management places more emphasis on measures the impact to net interest income given shifts in the Treasury yield curve over a twenty four month time horizon. Many factors are used in this simulation including duration cash flow, maturities, prepayment speeds associated with loans and deposits as well as current economic and market data. Management utilizes this data and shocks the balance sheet under a 100 and 200 basis point rising and falling interest rate scenario in order to help predict the financial impact on the Bank’s net interest margin given these changes and or estimates of future market conditions.

        The first step in preparing the simulation is to populate the model with all of the cash flow and current data from the Bank’s investment, loan and deposit portfolios. This information along with other balance sheet data are loaded and balanced to create an opening balance sheet or constant rate scenario from which to forecast. Current prepayment and market assumptions are then entered into the model. The model is then shocked under a 100 and 200 basis point rise and fall in interest rates. All of the instruments loaded in the model have different behavior characteristics based on the prospective interest rate shocks. As the behavior of these instruments changes under these scenarios management attempts to predict through this simulation what the positive or negative impact is to the Bank’s net interest income. In addition, other variables besides interest rate changes may have an impact on the financial condition of the Bank including, but not limited to, growth of the Company, structure of the balance sheet, and economic and competitive factors.

13-17

        Listed in the table below are the results of the cash flow simulation under both a rising and falling rate scenario. At the present time, the Bank is liability sensitive. The positive shift in net interest income reflects the shift in income over a twelve-month time horizon. This means that as the interest rate environment changes over this period of time the re-pricing of assets and liabilities is taking place and reflects a positive increase in net interest income.

        The economic value of equity reflects an immediate interest rate shift without any re-pricing activity over a twelve month time horizon. Thus, being liability sensitive the depreciation of economic value of equity reflects the fact that the Bank’s liabilities will re-price more quickly than its assets. Management is working toward a more favorable asset liability position by utilizing match funding and additional deposit products that propose less optionality risk.

(dollars in thousands) Changes in Interest Rates	Economic Value Of Equity	Percent Change		Net Interest Income	Percent Change

200 Basis Point Rise	$8,392	(24.9	8%)	$5,133	9.96%
100 Basis Point Rise	9,897	(11.5	3%)	4,937	5.76%
Base-Rate Scenario	11,517	-		4,740	-
100 Basis Point Decline	13,252	18.45%		4,586	(1.74%)
200 Basis Point Decline	15,101	34.99%		4,433	(5.02%)

Forward Looking Statements

        This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently limited and uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but aren’t limited to, changes in: interest rates, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

13-18

Independent Auditor’s Report

To the Board of Directors and Stockholders
Clarkston Financial Corporation

We have audited the accompanying consolidated balance sheet of Clarkston Financial Corporation as of December 31, 2003 and 2002 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each year in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clarkston Financial Corporation as of December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for each year in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran, PLLC

Auburn Hills, Michigan

January 29, 2004

13-19

Clarkston Financial Corporation

Consolidated Balance Sheet
(000s omitted)

	December 31

	2003	2002

Assets
Cash and cash equivalents:
Cash and due from banks	$2,188	$1,508
Federal funds sold	5,744	2,979

Total cash and cash equivalents	7,932	4,487

Securities - Available for sale (Note 2)	49,064	54,742

Loans (Note 3)	84,052	54,722
Allowance for possible loan losses (Note 4)	(1,092)	(696)

Net loans	82,960	54,026

Banking premises and equipment (Note 5)	1,428	1,400
Interest receivable	637	555
Deferred tax asset (Note 7)	224	45
Other assets	372	80

Total assets	$142,617	$115,335

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Noninterest-bearing demand deposits	$18,231	$14,797
Interest-bearing (Note 6)	108,412	90,126

Total deposits	126,643	104,923

Junior subordinated debentures held by unconsolidated subsidiary trust
(Note 14)	4,000	-
Interest payable and other liabilities	742	654

Total liabilities	131,385	105,577

Stockholders' Equity
Common stock - No par value:
Authorized - 10,000,000 shares
Issued and outstanding - 1,039,184 shares at December 31, 2003
And 1,027,112 shares at December 31, 2002	4,376	4,311
Paid-in capital	4,376	4,311
Restricted stock - Unearned compensation	(29)	-
Retained earnings	2,357	889
Accumulated other comprehensive income	152	247

Total stockholders' equity	11,232	9,758

Total liabilities and stockholders' equity	$142,617	$115,335

See Notes to Consolidated Financial Statements.	13-20

Clarkston Financial Corporation

Consolidated Statement of Income
(000s omitted, except per share data)

	Year Ended December 31
	2003	2002	2001
Interest Income
Interest and fees on loans	$ 5,273	$ 3,311	$ 2,511
Interest on investment securities:
Taxable securities	591	2,020	1,975
Tax-exempt securities	805	542	94
Interest on federal funds sold	67	69	153

Total interest income	6,736	5,942	4,733
Interest Expense - Deposits	2,566	2,709	2,638

Net Interest Income	4,170	3,233	2,095
Provision for Possible Loan Losses (Note 4)	496	243	90

Net Interest Income - After provision for possible loan losses	3,674	2,990	2,005
Other Operating Income (Loss)
Service fees on loan and deposit accounts	473	387	300
Gain on sale of securities	532	205	249
Gain on sale of mortgage loans	128	-	-
Other	1	(2)	4

Total other operating income	1,134	590	553
Other Operating Expenses
Salaries and employee benefits	1,508	1,294	846
Occupancy	381	452	346
Advertising	81	91	125
Outside processing	195	153	144
Professional fees	179	142	153
Supplies	89	76	76
State taxes	85	44	27
Other	455	323	223

Total other operating expenses	2,973	2,575	1,940

Income - Before income taxes	1,835	1,005	618
Income Taxes (Note 7)	367	204	195

Net Income	$ 1,468	$ 801	$ 423

Income per Share of Common Stock (Note 1)
Basic	$ 1.43	$ 0.78	$ 0.41
Fully diluted	1.41	0.78	0.41

See Notes to Consolidated Financial Statements.	13-21

Clarkston Financial Corporation

Consolidated Statement of Changes in Stockholders’ Equity
(000s omitted, except per share data)

	Common Stock	Paid-in Capital	Restricted Stock - Unearned Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance - January 1, 2001	$4,306	$4,306	$-	$(335)	$1	$8,278

Comprehensive income:
Net income	-	-	-	423	-	423
Change in unrealized gain on securities
available for sale - Net of tax effect of $(18)	-	-	-	-	(34)	(34)

Net comprehensive income						389

Balance - December 31, 2001	4,306	4,306	-	88	(33)	8,667

Issuance of stock	5	5	-	-	-	10
Comprehensive income:
Net income	-	-	-	801	-	801
Change in unrealized loss on securities
available for sale - Net of tax effect
of $144	-	-	-	-	280	280

Net comprehensive income						1,081

Balance - December 31, 2002	4,311	4,311	-	889	247	9,758

Issuance of stock	46	46	-	-	-	92
Issuance of restricted stock	19	19	(38)	-	-	-
Recognition of compensation for restricted
stock award	-	-	9	-	-	9
Comprehensive income:
Net income	-	-	-	1,468	-	1,468
Change in unrealized gain on securities
available for sale - Net of tax effect
of $(49)	-	-	-	-	(95)	(95)

Net comprehensive income						1,373

Balance - December 31, 2003	$4,376	$4,376	$(29)	$2,357	$152	$11,232

Book value per share is $10.81, $9.50, and $8.45 at December 31, 2003, 2002, and 2001, respectively.

See Notes to Consolidated Financial Statements.	13-22

Clarkston Financial Corporation

Consolidated Statement of Cash Flows
(000s omitted)

	Year Ended December 31

	2003	2002	2001

Cash Flows from Operating Activities
Net income	$1,468	$801	$423
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	153	136	141
Provision for loan losses	496	243	90
Amortization (accretion) of securities	649	368	(29)
Recognition of compensation for restricted stock award	9	-	-
Deferred taxes	(130)	(49)	67
Loss on sale of fixed assets	64	-	-
Gain on sale of available-for-sale securities	(755)	(308)	(140)
Loss on sale of available-for-sale securities	223	103	-
Gain on sale of held-to-maturity securities	-	-	(87)
(Increase) decrease in interest receivable	(82)	(114)	16
(Increase) decrease in other assets	(315)	61	(48)
Increase (decrease) in interest payable and other liabilities	88	(439)	559

Net cash provided by operating activities	1,868	802	992

Cash Flows from Investing Activities
Purchase of securities available for sale	(52,267)	(47,083)	(53,202)
Proceeds from sale of available-for-sale securities	57,685	40,762	25,375
Proceeds from sales and maturities of held-to-maturity securities	-	5,032	19,876
Purchase of held-to-maturity investment securities	-	(10,683)	(4,023)
Premises and equipment expenditures	(223)	(714)	(608)
Net increase in loans	(29,430)	(20,233)	(8,743)

Net cash used in investing activities	(24,235)	(32,919)	(21,325)

Cash Flows from Financing Activities
Net (decrease) increase in time deposits	(1,957)	5,179	5,859
Net increase in other deposits	23,677	25,584	16,893
Proceeds from the issuance of subordinated debentures	4,000	-	-
Issuance of common stock	92	10	-

Net cash provided by financing activities	25,812	30,773	22,752

Net Increase (Decrease) in Cash and Cash Equivalents	3,445	(1,344)	2,419

Cash and Cash Equivalents - Beginning of year	4,487	5,831	3,412

Cash and Cash Equivalents - End of year	$7,932	$4,487	$5,831

Supplemental Cash Flow Information - Cash paid for
Interest	$2,515	$2,698	$2,694
Taxes	435	46	185

See Notes to Consolidated Financial Statements.	13-23

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2003, 2002, and 2001

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation and Consolidation — The consolidated financial statements include the accounts of Clarkston Financial Corporation (the “Corporation”) and its wholly owned subsidiary, Clarkston State Bank (the “Bank”). All significant intercompany transactions are eliminated in consolidation.

Use of Estimates — The accounting and reporting policies of the Corporation and its subsidiary conform to accounting principles generally accepted in the United States of America. Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred tax assets.

Nature of Operations — Clarkston State Bank provides full-service commercial banking and consumer banking and provides other financial products and services through five branch offices to Michigan communities in Oakland County.

Significant Group Concentrations of Credit Risk — Most of the Corporation’s activities are with customers located within southeastern Michigan. Note 2 discusses the types of securities in which the Corporation invests. Note 3 discusses the types of lending in which the Corporation engages. The Corporation does not have any significant concentrations to any one industry or customer.

Cash and Cash Equivalents — For the purpose of the consolidated statement of cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold, all of which mature within 90 days.

Securities — Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Debt securities not classified as held to maturity and equity securities with readily determinable fair values are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

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

13-24

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2003, 2002, and 2001

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

The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

The allowance consists of specific, general, and unallocated components. The specific components relate to loans that are classified as either doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.

Note 1 — Summary of Significant Accounting Policies (Continued)

The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Banking Premises and Equipment — Land is carried at cost. Buildings and equipment are stated at cost, less accumulated depreciation computed on the straight-line method over the estimated useful lives of the assets.

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

13-25

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2003, 2002, and 2001

Note 1 — Summary of Significant Accounting Policies (Continued)

Stock Compensation Plans — The Corporation applies the provisions of APB Opinion No. 25, Accounting for Stock-based Compensation, accounting for all employee stock option grants using the intrinsic value method. Disclosure of pro forma net income and earnings per share amounts as if the fair value-based method has been applied in measuring compensation costs is provided below.

The Corporation’s as reported and pro forma information for the years ended December 31 (000s omitted, except per share data) is as follows:

	2003	2003	2003

As reported net income available to common
stockholders	$1,468	$801	$423
Less stock-based compensation expense
determined under fair value method -
Net of tax	16	16	16

Pro forma net income	$1,452	$785	$407

As reported earnings per share	$1.43	$0.78	$0.41
Pro forma earnings per share	1.41	0.76	0.39
As reported earnings per diluted share	1.41	0.78	0.41
Pro forma earnings per diluted share	1.39	0.76	0.39

Compensation expense in the pro forma disclosures is not indicative of future amounts, as options vest over several years and additional grants may be made each year.

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

13-26

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2003, 2002, and 2001

Note 1 — Summary of Significant Accounting Policies (Continued)

        Earnings per share have been computed based on the following (000s omitted):

	2003	2002	2001

Net income available to common stockholders	$ 1,468	$ 801	$ 423

Average number of common shares
Outstanding	1,029	1,026	1,026
Effect of dilutive options	12	1	-

Average number of common shares
outstanding used to calculate diluted
earnings per common share	1,041	1,027	1,026

Stock options not used in computing
diluted earnings per share because
they were antidilutive	-	57	64

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

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2003, 2002, and 2001

Note 1 — Summary of Significant Accounting Policies (Continued)

The components of other comprehensive income and related tax effects are as follows (000s omitted):
	2003	2002	2001

Unrealized holding gains on securities
available for sale	$ 388	$ 629	$ 197
Reclassification adjustment for gains
realized in income	532	205	249

Net unrealized gains (losses)	(144)	424	(52)
Tax effect	(49)	144	(18)

Net of tax amount	$ (95)	$ 280	$ (34)

Recent Accounting Pronouncements — Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, clarifies the requirements of Statement of Accounting Standards No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for and disclosure of certain types of guarantees. The provisions for initial recognition and measurement became effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. Adoption of this standard did not have a material effect on the Corporation’s financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Corporation formed a business trust subsidiary in December 2003 to sell trust preferred securities. The Corporation has recorded the instruments in accordance with SFAS No. 150 (see Note 14 for additional details).

13-27

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2003, 2002, and 2001

Note 1 — Summary of Significant Accounting Policies (Continued)

Financial Accounting Standards Board Interpretation No. 46 — In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. The Corporation has followed the provisions of FIN 46 and not consolidated Clarkston Capital Trust I, a trust sponsored by the Corporation for the sole purpose of issuing trust preferred securities to third-party investors. Adoption of this standard did not have a material effect on the Corporation’s financial statements.

Note 2 — Securities

The amortized cost and estimated market value of securities are as follows at December 31, 2003 and 2002 (000s omitted):

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Available-for-sale securities:
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$24,717	$308	$56	$24,969
Collateralized mortgage obligations	5,402	34	-	5,436
Obligations of state and political subdivisions	18,715	135	191	18,659

Total	$48,834	$477	$247	$49,064

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Available-for-sale securities:
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$23,152	$215	$16	$23,351
Collateralized mortgage obligations	11,358	61	49	11,370
Obligations of state and political subdivisions	19,858	225	62	20,021

Total	$54,368	$501	$127	$54,742

13-28

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2003, 2002, and 2001

Note 2 — Securities (Continued)

Securities having a carrying value of $6,054,000 and $4,194,000 (market value of $6,053,000 and $4,299, 000) were pledged at December 31, 2003 and 2002, respectively, to secure public deposits, repurchase agreements, and for other purposes required by law.

The amortized cost and estimated market value of available-for-sale securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (000s omitted):

	Available for Sale
	Amortized Cost	Estimated Market Value
Due in one year or less	$ 1,200	$ 1,200
Due in one year through five years	28,437	28,601
Due after five years through ten years	14,848	14,812
Due after ten years	4,349	4,451

Total	$48,834	$49,064

In 2002, the Corporation reclassified all held-to-maturity securities at an amortized cost of $16,257,000 to available-for-sale securities at a fair market value of $16,393,000. Other comprehensive income was adjusted to reflect the resulting net unrealized gain of $136,000. These securities were subsequently sold and the resulting proceeds and gross gains/losses are included in the available-for-sale figures above. In 2001, the Bank sold approximately $4,257,000 of held-to-maturity securities, due to concerns about the issuer’s creditworthiness. Proceeds from the sale of held-to-maturity securities were $4,344,000 in 2001. Gross gains of $87,000 were recognized on those sales in 2001.

13-29

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2003, 2002, and 2001

Note 3 — Loans

Major categories of loans included in the portfolio at December 31, 2003 and 2002 are as follows (000s omitted):

	2003	2002
Commercial	$72,534	$46,460
Residential mortgage	7,642	4,668
Consumer	3,876	3,594

Total	$84,052	$54,722

Certain directors of the Corporation and the Bank, including their associates, were loan customers of the subsidiary bank. Such loans were made in the ordinary course of business and do not involve more than a normal risk of collectibility. The outstanding loan balance for these persons at December 31, 2003 and 2002 totaled $1,569,000 and $1,612,000, respectively. Advances on related party loans totaled $617,000 and $407,000, and repayments on related party loans totaled $660,000 and $399,000 in 2003 and 2002, respectively. The total unused commitments for these loans totaled $435,000 and $247,000 at December 31, 2003 and 2002, respectively.

During 2002, a loan was made to a related party of the Corporation and the Bank for $1,940,000. This loan is 100 percent participated out to another bank. The outstanding loan balance was approximately $1,852,000 and $1,903,000 at December 31, 2003 and 2002, respectively.

Loan maturities and rate sensitivity of the loan portfolio at December 31, 2003 are as follows (000s omitted):

	Within One Year	One to Five Years	After Five Years	Total

Commercial	$26,555	$42,954	$3,025	$72,534
Mortgage	1,240	3,908	2,494	7,642
Consumer	327	2,278	1,271	3,876

Total	$28,122	$49,140	$6,790	$84,052

Loans at fixed interest rates	$3,734	$34,429	$4,296	$42,459
Loans at variable interest rates	24,388	14,711	2,494	41,593

Total	$28,122	$49,140	$6,790	$84,052

13-30

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2003, 2002, and 2001

Note 4 — Allowance for Possible Loan Losses

A summary of the activity in the allowance for possible loan losses (ALL) is as follows (000s omitted):

	2003	2002
Balance - Beginning of year	$ 696	$ 419
Provision charged to operations	496	243
Loan losses	(144)	(13)
Loan loss recoveries	44	47

Balance - End of year	$ 1,092	$ 696

As a percent of total loans	1.30%	1.27%

The Bank considers all nonaccrual and reduced-rate loans (with the exception of residential mortgages and consumer loans) to be impaired. There were no impaired loans outstanding as of December 31, 2003 and 2002. Throughout 2003, there were no loans considered impaired. During 2002 and 2001, there was an average investment in impaired loans of approximately $74,000 and $73,000, respectively. There was no interest income recognized or received on these impaired loans during the time in which they were considered impaired.

Note 5 — Bank Premises and Equipment

The following is a summary of the cost and accumulated depreciation of premises and equipment for the years ended December 31, 2003 and 2002 (000s omitted):

	2003	2002

Building improvements	$ 107	$ 107
Building	923	909
Furniture and equipment	822	681
Land	10	10
Land improvements	57	63

Total Bank premises and equipment	1,919	1,770
Less accumulated depreciation	491	370

Net carrying amount	$1,428	$1,400

Depreciation expense for the years ended December 31, 2003, 2002, and 2001 amounted to $134,000, $108,000, and $86,000, respectively.

13-31

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2003, 2002, and 2001

Note 6 — Deposits

The following is a summary of interest-bearing deposit accounts at December 31, 2003 and 2002 (000s omitted):

	2003	2002

Interest checking	$ 10,949	$ 6,309
Savings	5,250	6,335
Money market	49,277	32,589
Time:
$100,000 and over	24,712	24,155
Under $100,000	18,224	20,738

Total interest-bearing deposits	$108,412	$90,126

The remaining maturities of certificates of deposit outstanding at December 31, 2003 are as follows (000s omitted):

	Under $100,000	$100,000 and Over
2004	$ 8,638	$ 12,103
2005	1,396	5,571
2006	5,962	3,817
2007	122	101
2008	1,871	1,124
2009 and after	235	1,996

Total	$18,224	$24,712

Note 7 — Income Taxes

The Corporation and the Bank file a consolidated income tax return. The following is a summary of the provision for income taxes for the years ended December 31, 2003, 2002, and 2001.

13-32

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2003, 2002, and 2001

Note 7 — Income Taxes (Continued)

Allocation of income taxes between current and deferred portions is as follows (000s omitted):

	2003	2002	2001
Current expense	$ 497	$ 253	$128
Deferred (benefit) expense	(130)	(49)	67

Total income tax expense	$ 367	$ 204	$195

The difference between reported federal income tax expense and the amount computed by applying statutory tax rates to income before income taxes is as follows:

	2003	2002	2001
Amount computed at statutory rates	$ 624	$ 342	$ 210
Increase (decrease) resulting from:
Tax-exempt interest	(271)	(170)	(32)
Other	14	32	17

Reported tax expense	$ 367	$ 204	$ 195

The temporary differences that comprise deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows (000s omitted):

	2003	2002
Deferred tax assets:
Bad debts	$349	$190
Accrued compensation	12	-
Organization and preopening costs	2	10

Total deferred tax assets	363	200

13-33

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2003, 2002, and 2001

Note 7 — Income Taxes (Continued)

	2003	2002
Deferred tax liabilities:
Unrealized gain on securities available for sale	$ (78)	$ (127)
Depreciation	(50)	(24)
Accretion on investment securities	(11)	(4)

Total deferred tax liabilities	(139)	(155)

Net deferred tax asset	$ 224	$ 45

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

At December 31, 2003 and 2002, the following financial instruments were outstanding whose contract amounts represent credit risk (000s omitted):

	Contract Amount

	2003	2002
Commitments to grant loans	$ 1,952	$ 7,403
Unfunded commitments under lines of credit	14,474	9,374
Commercial and standby letters of credit	19	147

13-34

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2003, 2002, and 2001

Note 8 — Off-balance-sheet Activities (Continued)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Corporation, is based on management’s credit evaluation of the customer.

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

Collateral Requirements — To reduce credit risk related to the use of credit-related financial instruments, the Corporation generally obtains collateral. The amount and nature of the collateral obtained are based on the Corporation’s credit evaluation of the customer. Collateral held varies but may include cash, securities, accounts receivable, inventory, property, plant, and equipment, and real estate.

If the counterparty does not have the right and ability to redeem the collateral or the Corporation is permitted to sell or repledge the collateral on short notice, the Corporation records the collateral in its balance sheet at fair value with a corresponding obligation to return it.

Legal Contingencies — Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Corporation’s consolidated financial statements.

13-35

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2003, 2002, and 2001

Note 9 — Related Parties and Commitments

The Corporation entered into a lease for the Bank’s loan production office under a three-year term expiring on July 31, 2006. The facility was leased from an entity owned by the chairman of the Board of Directors of the Corporation and the Bank. Under the terms of the lease arrangement, the Bank is responsible for their proportionate shares of taxes, utilities, and maintenance costs for the facility. The lease payments made from July through December 2003 totaled $15,473.

The annual future minimum lease payments required under the related party operating lease approximate $41,000 in 2004, $42,000 in 2005, and $25,000 in 2006.

In June 2002, the Corporation purchased its main operating facility from a related party for $650,000 and all future lease obligations were terminated. The lease payments made to the related party prior to acquisition totaled $31,500 and $63,000 in 2002 and 2001, respectively.

Lease Commitments — The Corporation entered into a land lease for a branch office to be constructed in 2004 under a 25-year term. The lease payment obligation begins in January 2004 and is $5,250 per month for the first five years and increased each subsequent five years based on the CPI. Under the terms of the agreement, the Bank is responsible for all taxes, utilities, and maintenance costs for the facility.

The annual future minimum lease payments required under the land lease are $63,000 per year for the years 2004 through 2008 and at least $63,000 per year for the remaining term of the 25-year obligation.

Other Commitments — The Corporation has entered into a service contract for the Bank’s financial accounting system with a five-year term expiring in August 2008. Expense related to this contract in 2003 approximated $31,000.

The Corporation’s annual future minimum obligation under the terms of the service contract is approximately $93,000 for 2004 through 2007 and $62,000 for 2008.

13-36

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2003, 2002, and 2001

Note 10 — Restriction on Dividends, Loans, and Advances

Banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Corporation. The total amount of dividends that may be paid at any date is generally limited to the retained earnings of the Bank. However, dividends paid by the Bank would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum standards. At December 31, 2003, the Bank’s retained earnings available for the payment of dividends totaled $2,504,277. Accordingly, $8,680,937 of the Corporation’s investment in the Bank was restricted at December 31, 2003.

Loans or advances made by the Bank to the Corporation are generally limited to 10 percent of the Bank’s capital stock and surplus. Accordingly, at December 31, 2003, Bank funds available for loans or advances to the Corporation amounted to $852,908.

Note 11 — Stock-based Compensation

The Corporation has two stock-based compensation plans. Under the employees’ stock compensation plan (“Employee Plan”), the Corporation may grant options and other awards to key employees for up to 21,495 shares of common stock. Under the 1998 Founding Directors Stock Option Plan (“Director Plan”), the Corporation may grant options and other awards for up to 72,693 shares of common stock. Under both plans, there is a minimum vesting period of between one to three years before the options may be exercised, and all options expire 10 years after the date of their grant. Certain options (contingent options) under both plans vest on an accelerated basis upon the achievement of various future financial and operational goals. All such options vest 9.5 years after the date of grant regardless of achievement of future goals. Under both plans, the exercise price of each option equals the market price of the Corporation’s common stock on the date of grant.

13-37

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2003, 2002, and 2001

Note 11 — Stock-based Compensation (Continued)

The following table summarizes stock option transactions for both plans and the related average exercise prices for the years ended December 31, 2003, 2002, and 2001:

	2003		2002		2001
	Number of Shares	Weighted Average Number of Shares	Number of Shares	Weighted Average Number of Shares	Number of Shares	Weighted Average Number of Shares

Options Outstanding - Beginning
of year	57,643	$9.01	66,350	$8.96	66,350	$8.96

Options granted - Employee plan	-	-	-	-	-	-
Options exercised	(8,107)	8.54	(1,100)	5.00	-	-
Options expired	-	-	(7,607)	9.09	-	-

Options Outstanding - End of year	49,536	$9.09	57,643	$9.01	66,350	$8.96

The following table shows summary information about fixed stock options outstanding at December 31, 2003:

	Stock Options Outstanding			Stock Options Exercisable
	Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Exerciseable	Weighted Average Exercise Price
Contingent	$9.09	24,060	4.9 years	$9.09	14,436	$9.09
Noncontingent	9.09	25,476	4.9 years	9.09	25,476	9.09

The Corporation granted 3,805 restricted stock units to certain employees during fiscal year 2003. The units are not performance related and generally vest 33 percent annually on each anniversary date of the respective grant dates. Units are forfeited if the grantee terminates employment prior to vesting.

13-38

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2003, 2002, and 2001

Note 12 — Fair Value of Financial Instruments

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

The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments:

Cash and Cash Equivalents — The carrying amounts of cash and short-term investments approximate fair values.

Securities— Fair values for securities are based on quoted market prices.

Loans Receivable — For variable-rate loans that reprise frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one- to four-family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans (e.g., commercial real estate and commercial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposit Liabilities — The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

13-39

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2003, 2002, and 2001

Note 12 — Fair Value of Financial Instruments (Continued)

Junior Subordinated Debentures — The fair value of the Corporation’s junior subordinated debentures is estimated using discounted cash flow analyses based on the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements.

Accrued Interest — The carrying amounts of accrued interest approximate fair value.

Other Instruments — The fair value of other financial instruments, including loan commitments and unfunded letters of credit, based on a discounted cash flow analyses, is not material.

The estimated fair values and related carrying or notional amounts of the Corporation’s financial instruments are as follows (000s omitted):

	2003		2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$7,932	$7,932	$4,487	$4,487
Securities	49,064	49,064	54,742	54,742
Loans	82,960	83,297	54,026	54,374
Accrued interest receivable	637	637	555	555
Liabilities
Noninterest-bearing deposits	18,231	18,231	14,797	14,797
Interest-bearing deposits	108,412	109,002	90,126	90,729
Accrued interest payable	308	308	222	222
Trust preferred securities	4,000	4,000	-	-

Note 13 — Minimum Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

13-40

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2003, 2002, and 2001

Note 13 — Minimum Regulatory Capital Requirements (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average asset (as defined). Management believes, as of December 31, 2003 and 2002, that the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier I risked-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s capital category. The Bank’s actual capital amounts and ratios as of December 31, 2003 and 2002 are also presented in the table.

	Actual		For Capital Adequacy Purposes		To be Well-capitalized
	Amount	Ratio (Percent)	Amount	Ratio (Percent)	Amount	Ratio (Percent)
As of December 31, 2003:
Total risk-based capital
(to risk-weighted assets)	$12,069	12.59	$7,670	8.00	$9,588	10.00
Tier I capital
(to risk-weighted assets)	$10,977	11.45	$3,835	4.00	$5,753	6.00
Tier I capital
(to average assets)	$10,977	8.02	$5,478	4.00	$6,847	5.00

As of December 31, 2002:
Total risk-based capital
(to risk-weighted assets)	$10,116	14.76	$5,482	8.00	$6,853	10.00
Tier I capital
(to risk-weighted assets)	$9,420	13.75	$2,741	4.00	$4,112	6.00
Tier I capital
(to average assets)	$9,420	8.32	$4,529	4.00	$5,661	5.00

13-41

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2003, 2002, and 2001

Note 14 — Junior Subordinated Debentures

The Corporation has sponsored a trust, Clarkston Capital Trust I of which

100 percent of the common equity is owned by the Corporation. The trust was formed for the sole purpose of issuing corporation-obligated, mandatorily redeemable capital securities (“trust preferred securities”) to third-party investors and investing the proceeds from the sale of the trust preferred securities in an equivalent amount of junior subordinated debentures of the Corporation. The debentures held by trust are the sole assets of the trust. Distributions on the trust preferred securities issued by the trust are payable at the same rate and time as the interest being earned by the trust on the debentures. The debentures carry a variable rate of interest at the three-month LIBOR plus 2.8 percent, and have a stated maturity of 30 years. The securities are redeemable at par after five years and, in effect, are guaranteed by the Corporation. Distributions on the trust preferred securities are payable quarterly on March 30, June 30, September 30, and December 30. The first distribution will occur on March 30, 2004. Under certain circumstances, distributions may be deferred for up to 20 calendar quarters. However, during any such deferrals, interest accrues on any unpaid distributions at the rate of the three-month LIBOR plus 2.8 percent.

The trust preferred securities qualify for up to 25 percent of Tier 1 capital under regulatory guidelines. Any amounts in excess of this limit may be included in Tier 2 capital.

Note 15 — Parent-only Condensed Financial Information

The condensed financial information that follows presents the financial condition of Clarkston Financial Corporation (the “Parent Company”), along with the results of its operations and its cash flows. The Parent Company has recorded its investments in its subsidiaries at cost plus its share of the undistributed earnings of its subsidiaries since inception. The Parent Company recognizes dividends from its subsidiaries as revenue and undistributed earnings of its subsidiaries as other income. The Parent Company financial information should be read in conjunction with the Corporation’s consolidated financial statements.

13-42

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2003, 2002, and 2001

Note 15 — Parent-only Condensed Financial Information (Continued)

The condensed balance sheet as of December 31, 2003 and 2002 (with 000s omitted) is as follows:

	2003	2002

Assets
Cash on deposit with correspondent bank	$1,938	$11
Securities - Available for sale	2,007	-
Receivable from subsidiary	-	4
Investment in the Bank	11,177	9,743
Investment in Capital Trust I	24	-
Accrued interest receivable and other	111	-

Total assets	$15,257	$9,758

Liabilities
Accounts payable	$1	$-
Notes payable	4,024	-

Total liabilities	4,025	-

Stockholders' Equity	11,232	9,758

Total liabilities and stockholders' equity	$15,257	$9,758

The condensed statement of income for the years ended December 31, 2003, 2002, and 2001 (000s omitted) is as follows:

	2003	2002	2001

Operating Income - Dividends received from
Bank subsidiary	$ 80	$ 60	$ -

Operating Expenses	113	56	-
Loss - Before income taxes and equity in undistributed
income of subsidiary	(33)	4	-

Provision for Income Tax Benefit	8	-	-
Loss - Before equity in undistributed income
of subsidiary	(25)	4	-
Equity in Undistributed Income of Subsidiary	1,493	797	423

Net Income	$ 1,468	$ 801	$ 423

13-43

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2003, 2002, and 2001

Note 15 — Parent-only Condensed Financial Information (Continued)

The condensed statement of cash flows for the years ended December 31, 2003, 2002, and 2001 (000s omitted) is as follows:

	2003	2002	2001
Cash Flows from Operating Activities Net income	$ 1,468	$ 801	$ 423
Adjustments to reconcile net income to net cash
from operating activities:
Income from subsidiary	(1,573)	$(857)	$(423)
Increase in interest receivable and other	(111)	-	-
Decrease (increase) in receivable from subsidiary	4	(4)	-
Increase in accounts payable	1	-	-

Net cash used in operating activities	(211)	(60)	-
Cash Flows from Investing Activities
Dividends received from subsidiary	80	60	-
Purchase of available-for-sale securities	(2,007)	-	-
Investment in Capital Trust subsidiary	(24)	-	-

Net cash provided by (used in)
investing activities	(1,951)	60	-
Cash Flows from Financing Activities
Issuance of stock	65	10	-
Proceeds from notes payable	4,024	-	-

Net cash provided by financing activities	4,089	10	-

Net Increase in Cash and Cash Equivalents	1,927	10	-
Cash and Cash Equivalents - Beginning of year	11	1	1

Cash and Cash Equivalents - End of year	$ 1,938	$ 11	$ 1

13-44

Exhibit 21
SUBSIDIARIES OF REGISTRANT

      Clarkston State Bank — 100% owned
      Incorporated as a Michigan Banking Corporation
      15 South Main Street
      Clarkston, Michigan 48346

      Clarkston Capital Trust I
      Incorporated as a Delaware Statutory Trust
      15 South Main Street
      Clarkston, Michigan 48346

Exhibit 23

INDEPENDENT AUDITORS’ CONSENT

Board of Directors
Clarkston Financial Corporation

We consent to the incorporation by reference of our report dated January 29, 2004, on our audit of the consolidated financial statements for the years ended December 31, 2003, 2002, and 2001 which report is included in this Annual report on form 10-KSB.

/s/ Plante & Moran, PLLC

March 29, 2004
Auburn Hills, Michigan

Exhibit 31.1

Certification Pursuant to Section 302
of the Sarbanes-Oxley Act of 2002

I, Edwin L. Adler, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Clarkston Financial Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e} for the registrant and we have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period, covered by this report based on such evaluations; and

(c)	disclosed in this annual report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: March 25, 2004

/s/ Edwin L. Adler Edwin L. Adler Chief Executive Officer

Exhibit 31.2

Certification Pursuant to Section 302
of the Sarbanes-Oxley Act of 2002

I, J. Grant Smith, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Clarkston Financial Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and we have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period, covered by this report based on such evaluation; and

(c)	disclosed in this annual report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: March 25, 2004

/s/ J. Grant Smith J. Grant Smith Chief Financial Officer

EXHIBIT 32-1

Certification Pursuant to Section 906
of the Sarbanes-Oxley Act of 2002

I, Edwin L. Adler, Chief Executive Officer of Clarkston Financial Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, that:

(1)     the Annual Report on Form 10-KSB for the year ended December 31, 2003 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)     the information contained in the Annual Report on Form 10-KSB for the year ended December 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of Clarkston Financial Corporation.

Dated: March 25, 2004

/s/ Edwin L. Adler Edwin L. Adler Chief Executive Officer

EXHIBIT 32-2

Certification Pursuant to Section 906
of the Sarbanes-Oxley Act of 2002

I, J. Grant Smith, Chief Financial Officer of Clarkston Financial Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, that:

(1)     the Annual Report on Form 10-KSB for the year ended December 31, 2003 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)     the information contained in the Annual Report on Form 10-KSB for the year ended December 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of Clarkston Financial Corporation.

Dated: March 25, 2004

/s/ J. Grant Smith J. Grant Smith Chief Financial Officer