Form 10QSB
period 2004-03-31
CLARKSTON FINANCIAL CORP
filed 2004-05-14
CIK 1068366

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

_________________

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,043,514 shares of the Company’s Common Stock (no par value) were outstanding as of May 13, 2004.

Transitional Small Business Disclosure Format (check one): Yes ___    No _X_

INDEX

	Page Number(s)

Part I Financial Information (unaudited):

Item 1
Consolidated Financial Statements	3-	7
Notes to Consolidated Financial Statements	8-	15

Item 2
Management's Discussion and Analysis of
Financial Condition and Results of Operations	16	-19

Item 3
Controls & Procedures	19

Part II Other

Item 1
Legal Proceedings	20

Item 2
Changes in Securities and Use of Proceeds	20

Item 3
Defaults Upon Senior Securities	20

Item 4
Submission of Matters to a Vote of Securities Holders	20

Item 5
Other Information	20

Item 6
Exhibits and Reports on Form 8-K	20

Signatures	21

Part I Financial Information (unaudited)

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
March 31, 2004 (unaudited) and December 31, 2003
(dollars in thousands)

ASSETS	March 31, 2004	December 31, 2003

	(Unaudited)
Cash and cash equivalents
Total cash and due from banks	$ 3,416	$ 2,188
Federal funds sold	4,475	5,744

Total cash and cash equivalents	7,891	7,932
Securities available for sale, at fair value	50,109	49,064
Loans, less loan loss reserve
Total loans	87,489	84,052
Allowance for loan losses	(1,041)	(1,092)

Net loans	86,448	82,960
Banking premises and equipment	1,452	1,428
Interest receivable	600	637
Deferred tax asset	272	224
Other assets	509	372

Total assets	$ 147,281	$ 142,617

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	18,148	18,231
Interest-bearing	111,432	108,412

Total deposits	130,580	126,643
Junior subordinated debentures held by
unconsolidated subsidiary trust	4,000	4,000
Interest payable and other liabilities	705	742

Total liabilities	135,285	131,385
Shareholders' equity
Common stock, no par value: 10,000,000
Shares authorized; 1,039,264 shares
issued and outstanding as of March 31, 2004
and 1,039,184 December 31, 2003	4,377	4,376
Capital surplus	4,377	4,376
Restricted stock - unearned compensation	(27)	(29)
Retained earnings	2,659	2,357
Accumulated other comprehensive income	610	152

Total shareholders' equity	11,996	11,232

Total liabilities and shareholders' equity	$ 147,281	$ 142,617

See accompanying notes to consolidated financial statements

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME
Three Month Periods Ended March 31, 2004 and March 31, 2003
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003

Interest Income
Loans, including fees	$1,364	$ 1,130
Securities	497	412
Federal Funds sold	11	14

Total interest income	1,872	1,556
Total Interest Expense	673	673

Net Interest Income	1,199	883
Provision for loan losses	80	243

Net interest income
After provision for loan losses	1,119	640
Noninterest income
Gains on sale of securities	6	210
Gain on sale of loans	9	7
Gain (loss) other	2	(7)
Other income	116	107

Total noninterest income	133	317
Noninterest expense
Salaries and benefits	424	353
Occupancy expense	66	53
Office expense	54	48
Computer and data processing expenses	84	68
Advertising and public relations	46	30
Professional fees	68	42
Amortization of deposit premium
and conversion cost	5	5
Other expense	103	75

Total noninterest expense	850	674

Income before federal income tax	402	283
Federal income tax	100	69

Net income	$ 302	$ 214

Basic earnings per share	$ .29	$ .21

Diluted earnings per share	$ .28	$ .21

See accompanying notes to consolidated financial statements.

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Month Periods Ended March 31, 2004 and March 31, 2003
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003

Net Income as Reported	$ 302	$ 214
Other Comprehensive Income (loss), Net of Tax:
Change in unrealized gain / loss on securities
available for sale	458	(16)

Comprehensive Income	$ 760	$ 198

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Three Month Period ended March 31, 2004
(dollars in thousands)
(Unaudited)

	Common Stock	Capital Surplus	Unearned Comp.	Retained Earnings	Accumulated Other Compre-hensive Income	Total Share- holders' Equity

Balance December 31, 2003	$4,376	$4,376	$(29)	$2,357	$152	$11,232

Issuance of stock	1	1	--	--	--	2

Recognition of compensation for
restricted stock award	--	--	2	--	--	2

Net income for three months
ended March 31, 2004
(unaudited)	--	--	--	302	--	302

Increase in fair market value of
securities available for sale	--	--	--	--	458	458

Balance March 31, 2004	$4,377	$4,377	$(27)	$2,659	$610	$11,996

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
Three Month Periods ended March 31, 2004 and March 31, 2003
(dollars in thousands)
(unaudited)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003

Net Cash Provided by Operating Activities:
Net cash provided by operating activities	$ 436	$ 1,837
Cash Flows from Investing Activities:
Net increase in loans	(3,437)	(13,814)
Purchase of available-for-sale securities	(13,976)	(6,608)
Proceeds from sales of available-for-sale securities	13,055	15,900
Property and equipment expenditures	(58)	(51)

Net cash used in investing activities	(4,416)	(4,573)
Cash Flows from Financing Activities:
Increase in deposits	3,937	6,183
Proceeds from sale of stock	2	-

Net Cash provided by financing activities	3,939	6,183
Net increase (decrease) in cash and cash equivalents	(41)	3,447
Cash and cash equivalents at beginning of year	7,932	4,487

Cash and cash equivalents at March 31, 2004 and 2003	$ 7,891	$ 7,934

See accompanying notes to consolidated financial statements.

NOTE 1 – SUMMARY OF CRITICAL ACCOUNTING POLICIES

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

NOTE 2 – COMPUTATION OF EARNINGS PER SHARE

Basic earnings (loss) per share is based on net income (loss) divided by 1,035,384, the weighted average number of shares outstanding during the period.

NOTE 3 — SECURITIES

At March 31, 2004, investment securities having a carrying value of $3.4 million were pledged to local municipalities and county governments. Securities are pledged as required by law to be used as collateral for public liabilities.

The Bank does not have any securities in its portfolio that are classified as held to maturity. All securities are classified as available for sale and the amortized cost and fair values of those securities are as follows (dollars in thousands):

Available for Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

March 31, 2004 (Unaudited)
Taxable variable rate demand
Municipal revenue bonds,
Short term corporate
Commercial paper, and bonds
of government agencies	$49,184	$995	$70	$50,109

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Listed below are the contractual maturities of debt securities at March 31, 2004:

	Available-for-Sale Securities

	Amortized Cost	Estimated Market Value

Due from 2004 to 2005	$ 0	$ 0
Due from 2005 to 2007	2,006	2,028
Due from 2007 to 2009	2,724	2,758
Due from 2010 to 2041	44,454	45,323

	$49,184	$50,109

NOTE 4 — LOANS

        Loans are as follows (dollars in thousands):

	March 31, 2004	December 31, 2003

Commercial	$ 75,515	$ 72,534
Mortgage	8,188	7,642
Consumer	3,786	3,876

Gross Loans	87,489	84,052
Allowance for loan losses	(1,041)	(1,092)

Net Loans	$ 86,448	$ 82,960

        Activity in the allowance for loan losses is as follows (dollars in thousands):

	Three months Ended March 31, 2004 (unaudited)	For the Year Ended December 31, 2003

Balance at beginning of period	$ 1,092	$ 696
Provision charged to operating expense	80	496
Loan losses	(160)	(144)
Loan recoveries	29	44

Balance at end of period	$ 1,041	$ 1,092

Allowance for loan losses as a percentage of
loans at end of period	1.19%	1.30%

The table below outlines the allowance for loan loss allocations (dollars in thousands):

	March 31, 2004		December 31, 2003
	Allowance Amount	% of each category of total loans	Allowance Amount	% of each category of total loans

Commercial	$ 297.34		$ 366.44%
Real estate mortgages	730.83		710.84
Consumer	14.02		16.02
Unallocated	0	0	0	0

Total	$1,041	1.19%	$1,092	1.30%

The above allocations are not intended to imply limitations on the usage of the allowance. The entire allowance is available for any future loans without regards to loan type.

NOTE 5 — PREMISES AND EQUIPMENT-NET

Premises and equipment are as follows (dollars in thousands):

	(unaudited) March 31, 2004	December 31, 2003

Building and improvements	$1,059	$1,030
Land and improvements	67	67
Furniture and equipment	851	822

Total Bank premises and equipment	1,977	1,919
Less accumulated depreciation	525	491

Net carrying amount	$1,452	$1,428

NOTE 6 — DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	March 31, 2004	December 31, 2003

Non-interest bearing demand deposit accounts	$ 19,148	$ 18,231
Interest-bearing demand deposit accounts	10,248	10,949
Savings accounts	5,504	5,250
Money market accounts	51,788	49,277
Certificates of deposit	43,892	42,936

	$130,580	$126,643

NOTE 7 – STOCK BASED COMPENSATION

The Corporation has two stock-based compensation plans. Under the employees’ Stock Compensation Plan (“Employee Plan”), the Corporation may grant options or issue restricted stock to key employees for up to 21,445 shares of common stock. Under the 1998 Founding Directors Stock Option Plan (“Director Plan”), the Corporation may grant options for up to 72,693 shares of common stock. Under both plans, there is a minimum vesting period of between one to three years before the options may be exercised, and all options expire 10 years after the date of their grant. Certain options (contingent options) under both plans vest on an accelerated basis upon the achievement of various future financial and operational goals. All such options vest 9.5 years after the date of grant regardless of achievement of future goals. Under both plans, the exercise price of each option equals the market price of the Corporation’s common stock on the date of grant.

The Corporation did not grant any restricted stock units during the three month periods ended March 31, 2004 and 2003. Restricted stock units outstanding totaled 3,835 and 3,805 at March 31, 2004 and 2003, respectively. The units are not performance related and generally vest 33 percent annually on each anniversary date of the respective grant dates. Units are forfeited if the grantee terminates employment prior to vesting.

The following table summarizes stock option transactions for both plans and the related average exercise prices for the three month periods ended March 31, 2004 and 2003:

	2004		2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options Outstanding - beginning of period	49,536	$9.09	57,643	$9.01
Options granted	--	--	--	--
Options exercised	--	--	--	--
Options expired	--	--	--	--

Options Outstanding - End of period	49,536	$9.09	57,643	$9.01

The following table shows summary information about fixed stock options outstanding at March 31, 2004:

	Stock Options Outstanding			Stock Options Exercisable
	Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
Contingent	$9.09	24,060	4.6 years	$9.09	14,436	$9.09
Noncontingent	9.09	25,476	4.6 years	9.09	25,476	9.09

If the Corporation had elected to recognize compensation costs for the plans based on the fair value of awards at the grant date, net income per share on a pro forma basis for the three month periods ended March 31, 2004 and 2003 would have been as follows (000s omitted, except per share data):

	Three Month Period Ended March 31,
	2004		2003
	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$ 302	$ 298	$ 214	$ 210
Net income per
common share:
Basic	.29	.29	.21	.20
Fully diluted	.28	.28	.21	.20

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2004 and December 31, 2003, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

As of March 31, 2004, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s capital category. The Bank’s actual capital amounts and ratios as of March 31, 2004 and December 31, 2003 are also presented in the table below.

	Actual		For Capital Adequacy Purposes		To be Well-Capitalized
	Amount	Ratio (Percent)	Amount	Ratio (Percent)	Amount	Ratio (Percent)
As of March 31, 2004:
Total risk-based capital
(to risk-weighted assets)	$13,220	13.33	$7,934	8.00	$9,917	10.00
Tier 1 capital	12,179	12.28	3,967	4.00	5,950	6.00
(to risk-weighted assets)
Tier 1 capital	12,179	8.64	5,639	4.00	7,048	5.00
(to average assets)

As of December 31, 2003:
Total risk-based capital	$12,069	12.59	$7,670	8.00	$9,588	10.00
(to risk-weighted assets)
Tier 1 capital	10,977	11.45	3,835	4.00	5,753	6.00
(to risk-weighted assets)
Tier 1 capital	10,977	8.02	5,478	4.00	6,847	5.00
(to average assets)

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

        Clarkston Financial Corporation (the “Company”) is a Michigan corporation incorporated on May 18, 1998. The Company is the bank holding company for Clarkston State Bank (the “Bank”). The Bank commenced operations on January 4, 1999. The Bank is a Michigan chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation. We provide a full range of commercial and consumer banking services, primarily in Clarkston, Michigan and the surrounding market area primarily located in north Oakland County, Michigan. We operate five customer service locations including two full service branches.

Financial Condition

        Our total assets increased by $4.7 million or 3.3% to $147.3 million at March 31, 2004, from $142.6 million at December 31, 2003. The continued growth is attributable to ongoing marketing efforts for deposits and an increase in lending relationships. During 2004, which is our sixth year of operations, it is anticipated that our assets will continue to grow.

        Securities increased $1.3 million or 2.6% to $50.4 million at March 31, 2004 from $49.1 million at December 31, 2003. The bank continues to have excellent liquidity and will monitor its level of securities to ensure proper liquidity is maintained.

        Total loans increased by $3.4 million or 4% to $87.5 million at March 31, 2004 from $84.1 million at December 31, 2003. This pattern of growth is consistent with our business plan and is expected to continue throughout 2004. Most notably were significant increases in commercial and commercial real estate loans which increased by 4.1% from $72.5 million at December 31, 2003 to $75.5 million at March 31, 2004. In addition, residential real estate loans increased by 7.9% from $7.6 million to $8.2 million for the same period. We introduced in a new residential lending department in the first quarter of 2003. This department has built a solid pipeline of residential mortgages and construction loans which will help enhance the Bank’s other non interest earning income and provide a valuable service to customers.

        The allowance for loan losses as of March 31, 2004 was $1,041,000 representing approximately 1.19% of total loans outstanding, compared to $1.1 million as of December 31, 2003.

        The loan loss allowance represents management’s assessment of both current and future losses inherent within the loan portfolio. Consideration is also given to off-balance sheet items that may involve credit risk, such as commitments to extend credit. This analysis is conducted on a quarterly basis utilizing a methodology that has been employed since our inception. The methodology employed utilizes several factors to determine the appropriateness of the allowance. Specifically, historical loss experience, present and prospective financial condition of borrowers, collateral adequacy, credit risk rating system and current economic conditions are incorporated in this analysis.

        The primary risk element considered by management regarding each installment and residential real estate loan is the lack of timely payments. We have a reporting system that monitors past due loans and has adopted policies to pursue its creditor’s rights in order to preserve our position. The primary risk elements concerning commercial loans are the financial condition of the borrower, the sufficiency of the collateral and lack of timely payment. Management has a policy of requesting and reviewing annual financial statements from its commercial loan customers and periodically reviews the existence and value of collateral for selected loans.

        Although the loan portfolio is unseasoned and actual loss experience is not readily determinable management believes the allowance for loan losses is adequate as of March 31, 2004. The adequacy of the allowance is based on the application of its credit risk rating system which identifies problem credits and ranks loans by specific categories. Moreover, peer comparisons and industry data for similar type loans are analyzed to measure industry and market trends in order to further assess the adequacy of the loan loss allowance. As the loan portfolio becomes more seasoned management will also incorporate actual loss experience in determining the adequacy of the loan loss allowance. However, presently the aforementioned credit risk rating system and industry and market metrics will be used to determine the adequacy of the loan loss allowance.

        We have no other off-balance sheet liabilities other than commitments to extend credit in the form of letters and lines of credit.

        As of March 31, 2004, our retained earnings were $2.7 million compared to $2.4 million at December 31, 2003. The retained earnings continues to improve as net interest and non-interest income has increased while maintaining low operating expenses.

Results of Operations

        Our net profit was $302,000 for the first quarter of 2004 compared to net profit of $214,000 for the first quarter of 2003. Net profit for the three month period ended March 31, 2004 included gains on the sale of securities of $6,000, gains on the sale of mortgage loans of $9,000 and a federal income tax provision of $100,000. In addition, other non interest earning income was $116,000.

        Interest income for the first quarter of 2004 was $1.87 million, an increase of 17.0% from interest income of $1.56 million for the first quarter of 2003. This increase resulted primarily from continued loan growth throughout the quarter as well as continuing efforts to reemploy cash flow from lower interest earning securities into higher interest earning loans. Interest expense was $673,000 for the first quarter of 2004 including $21,000 in interest expense associated with the Corporation’s subordinated debentures.

        We had an allowance for loan losses of approximately 1.19% of total loans at March 31, 2004. The provision expense for loan loss for the first quarter of 2004 was $80,000. Management believes the current rate of providing for the loan loss reserve is adequate.

        Non-interest income was $133,000 for the first quarter of 2004, a $184,000 (or 58%) decrease over the first quarter of 2003 when non-interest income was $317,000. In the first quarter of 2003 we followed our strategy of reinvesting principal cash flow from the investment portfolio into higher interest earning loans. As a result of this, gains were realized on the sale of securities when sold. In the first quarter of 2004 we have not had to sell securities in order to fund loan activity given acceptable levels of liquidity. Therefore, non-interest income in the first quarter of 2004 is significantly lower than the first quarter of 2003. We may, however, sell securities in the future to fund additional loan growth if necessary.

        Non-interest expense was $850,000 for the first quarter of 2004, a $176,000 (or 26%) increase over the first quarter of 2003 when non-interest expense was $674,000. The increase is primarily attributable to higher salary and benefit costs due to the increase in full time equivalents needed to manage the growth of the Bank. In addition, we have invested in our core operating systems and now provide internet banking to our customers. To further foster growth, more financial resources are being devoted to marketing efforts to further promote the Bank’s products and services during 2004.

Liquidity and Capital Resources

        We obtained our initial equity capital in an initial public offering of common stock in November 1998. In 2003, we evaluated the need to raise additional capital in order to support the current growth strategy. In December 2003, we completed an offering of $4.0 million of cumulative preferred securities (“Trust Preferred Securities”) to further support our growth into the immediate future.

        Management believes that our current capital is adequate to support our expected level of deposit and loan growth and to otherwise meet our capital requirements for the next year. One of the growth strategies we may pursue is growth through acquisition or the start up of additional de novo banks. If we make an acquisition or start a new bank, then we might require additional equity capital.

Capital Resources at March 31, 2004 (in thousands)

	Tier 1 Leverage Ratio	Tier 1 Capital Ratio	Total Risk-Based Capital Ratio
Minimum regulatory requirement for
Capital adequacy	4.00%	4.00%	8.00%
Well capitalized regulatory level	5.00%	6.00%	10.00%
Bank	8.64%	12.28%	12.33%

        The following table shows the dollar amounts by which the Company’s capital exceeds current regulatory requirements on a dollar-enumerated basis:

	Tier 1 Leverage	Tier 1 Capital	Total Risk-Based Capital
	(in thousands of dollars)
Capital balances at March 31, 2004
Required regulatory capital	$ 5,639	$ 3,967	$ 7,934
Capital in excess of regulatory minimums	6,540	8,212	5,286

Actual capital balances	$12,179	$12,179	$13,220

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

        To support our growth and provide for additional liquidity resources we became a member of the Federal Home Loan Bank of Indianapolis during the third quarter of 2003. The FHLB membership allows the Bank to borrow funds to further support its operations.

Forward Looking Statements

        This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information about us and our business, including additional factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission.

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

(b)

Reports on Form 8-K – On February 5, 2004, the Company filed a Current Report on Form 8-K disclosing in “Item 12 – Results of Operations and Financial Condition” the financial results for the fourth quarter and year ended December 31, 2003.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARKSTON FINANCIAL CORPORATION /s/ Edwin L. Adler —————————————— Edwin L. Adler Chief Executive Officer /s/ J. Grant Smith —————————————— J. Grant Smith Chief Financial Officer

DATE: May 12, 2004

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

Date: May 12, 2004

/s/ Edwin L. Adler —————————————— Edwin L. Adler Chief Executive Officer

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

Date: May 12, 2004

/s/ J. Grant Smith —————————————— J. Grant Smith Chief Financial Officer

EXHIBIT 32.1

Each of, Edwin L. Adler, Chief Executive Officer, and J. Grant Smith, Chief Financial Officer, of Clarkston Financial Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)     the Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)     the information contained in the Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004 fairly presents, in all material respects, the financial condition and results of operations of Clarkston Financial Corporation.

Date: May 12, 2004	/s/ Edwin L. Adler —————————————— Edwin L. Adler Chief Executive Officer /s/ J. Grant Smith —————————————— J. Grant Smith Chief Financial Officer