Form 10QSB
period 2004-06-30
CLARKSTON FINANCIAL CORP
filed 2004-08-16
CIK 1068366

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

_________________

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,043,459 shares of the Company’s Common Stock (no par value) were outstanding as of August 6, 2004.

Transitional Small Business Disclosure Format (check one): Yes [__]   No [X]

INDEX

Part I	Financial Information (unaudited):	Page Number(s)

	Item 1.
	Consolidated Financial Statements	3-7
	Notes to Consolidated Financial Statements	8-17

	Item 2.
	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	18-21

	Item 3.
	Controls & Procedures	22

Part II	Other Information

	Item 1.
	Legal Proceedings	23

	Item 2.
	Changes in Securities and Use of Proceeds	23

	Item 3.
	Defaults Upon Senior Securities	23

	Item 4.
	Submission of Matters to a Vote of Securities Holders	23

	Item 5.
	Other Information	23

	Item 6.
	Exhibits and Reports on Form 8-K	23-24

Signatures		25

Part I Financial Information (unaudited)

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
June 30, 2004 (unaudited) and December 31, 2003
(dollars in thousands)

	June 30, 2004	December 31, 2003

	(Unaudited)
ASSETS

Cash and Cash Equivalents
Total cash and due from banks	$4,382	$2,188
Federal funds sold	5,365	5,744

Total Cash and Cash Equivalents	9,747	7,932

Securities Available for Sale, at fair value	41,713	49,064

Loans, less Loan Loss Reserve
Total loans	94,407	84,052
Allowance for loan losses	(1,152)	(1,092)

Net Loans	93,255	82,960

Banking premises and equipment	1,506	1,428
Interest receivable	562	637
Deferred tax asset	730	224
Other assets	618	372

Total Assets	$148,131	$142,617

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Noninterest-bearing	21,070	18,231
Interest-bearing	102,862	108,412

Total deposits	123,932	126,643
Junior Subordinated Debentures held by Unconsolidated
Subsidiary Trust (Note 14)	4,000	4,000
Federal Home Loan Bank Advances	9,027	--
Other Liabilities	342	742

Total Liabilities	137,301	131,385
Shareholders' Equity
Common stock, no par value: 10,000,000
shares authorized; 1,043,459 shares
issued and outstanding as of June 30, 2004
and 1,039,184 December 31, 2003	4,377	4,376
Capital Surplus	4,377	4,376
Restricted Stock - Unearned Compensation	(26)	(29)
Retained Earnings	2,991	2,357
Accumulated other comprehensive income (loss)	(889)	152

Total Shareholders' Equity	10,830	11,232

Total Liabilities and Shareholders' Equity	$148,131	$142,617

See accompanying notes to consolidated financial statements

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME
Three and Six Month Periods Ended June 30, 2004 and June 30, 2003
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003

Interest Income
Loans, including fees	$1,487	$1,265	$2,851	$2,395
Securities	442	354	939	766
Federal funds sold	9	25	20	39

Total interest income	1,938	1,644	3,810	3,200

Interest Expense
Deposits	679	633	1,352	1,306

Net Interest Income	1,259	1,011	2,458	1,894

Provision for loan losses	105	183	185	426

Net interest income
After provision for loan losses	1,154	828	2,273	1,468

Noninterest income
Gain (losses) on sale of securities	(20)	219	(14)	429
Gain on sale of loans	26	61	35	68
Other income	144	124	262	224

Total noninterest income	150	404	283	721

Noninterest expense
Salaries and benefits	469	401	893	754
Occupancy expense	64	44	130	97
Office expense	58	43	112	91
Computer and data processing expenses	110	77	202	145
Advertising and public relations	56	52	102	82
Professional fees	63	49	123	91
Amortization of deposit premium
and conversion cost	6	5	11	10
Other expense	90	108	193	183

Total noninterest expense	916	779	1,766	1,453

Profit before federal income tax	388	453	790	736

Federal income tax	56	130	156	199

Net profit	$332	$323	$634	$537

Basic earnings per share	$.32	$.31	$.61	$.52

Diluted earnings per share	$.31	$.31	$.59	$.52

See accompanying notes to consolidated financial statements.

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Month Periods Ended June 30, 2004 and June 30, 2003
(dollars in thousands)
(unaudited)

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003

Net profit as Reported	$332	$323	$634	$537

Other Comprehensive Income (loss), Net of Tax:

Change in unrealized gain / (loss) on securities
available for sale	(1,499)	242	(1,041)	226

Comprehensive Profit/(Loss)	$(1,167)	$565	$(407)	$763

See accompanying notes to consolidated financial statements.

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Six Month Period ended June 30, 2004
(dollars in thousands)
(Unaudited)

	Common Stock	Capital Surplus	Unearned Comp.	Retained Earnings	Accumulated Other Comprehensive Income	Total Share- holders' Equity

Balance December 31, 2003	$4,376	$4,376	$(29)	$2,357	$152	$11,232
Issuance of restricted stock	1	1	(2)
Recognition of compensation for
restricted stock award			5			5
Net income for six months ended June 30, 2004 (unaudited)				634		634

Decrease in fair market value of
securities available for sale					(1,041)	(1,041)

Balance June 30, 2004	$4,377	$4,377	($ 26)	$2,991	($ 889)	$10,830

See accompanying notes to consolidated financial statements.

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
Six Month Periods ended June 30, 2004 and June 30, 2003
(dollars in thousands)
(unaudited)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003

Net Cash Provided by Operating Activities:
Net cash provided by operating activities	$10,120	$682

Cash Flows from Investing Activities:
Net increase in loans	(10,355)	(21,613)
Purchase of available-for-sale securities	(14,955)	(27,337)
Proceeds from sales of available-for-sale securities	21,279	39,498
Property and equipment expenditures	(152)	(60)

Net cash used in investing activities	(4,183)	(9,512)

Cash Flows from Financing Activities:
(Decrease) increase in deposits	(4,122)	14,485

Net cash used in financing activities	(4,122)	14,485

Net increase in cash and cash equivalents	1,815	5,655

Cash and cash equivalents at beginning of year	7,932	4,487

Cash and cash equivalents at June 30, 2004 and 2003	$9,747	$10,142

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

The allowance consists of specific, general, and unallocated components. The specific components relate to loans that are classified as either doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows collateral value, or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.

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

Stock Compensation Plans — The Company accounts for stock options under the recognition and measurement principals of APB Opinion No. 25 and related interpretations. No stock based employee compensation cost related to stock options is reflected in net income as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

The following table summarizes stock option transactions for both plans and the related average exercise prices for the three month periods ended June 30, 2004 and 2003:

	2004		2003

	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Options Outstanding - beginning of period	49,536	$9.09	57,643	$9.01
Options granted	--	--	--	--
Options exercised	--	--	--	--
Options expired	--	--	--	--

Options Outstanding - End of period	49,536	$9.09	57,643	$9.01

The following table shows summary information about fixed stock options outstanding at June 30, 2004:

	Stock Options Outstanding				Stock Options Exercisable

	Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

Contingent	$9.09	24,060	4.3 years	$9.09	14,436	$9.09
Noncontingent	9.09	25,476	4.3 years	9.09	25,476	9.09

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

If the Corporation had elected to recognize compensation costs for the plans based on the fair value of awards at the grant date, net income per share on a pro forma basis for three and six month periods ended June 30, 2004 and 2003 would have been as follows (000s omitted, except per share data):

	Six Month Period Ended June 30,

	2004		2003

	As Reported	Pro Forma	As Reported	Pro Forma

Net income	$634	$620	$537	$529
Net income per
common share:
Basic	0.61	0.60	0.52	0.51
Fully diluted	0.61	0.58	0.52	0.51

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

NOTE 3 — SECURITIES

At June 30, 2004, investment securities having a carrying value of $3.1 million were pledged to local municipalities and county governments. Securities are pledged as required by law to be used as collateral for public liabilities.

The Bank does not have any securities in its portfolio that are classified as held to maturity. All securities are classified as available for sale and the amortized cost and fair values of those securities are as follows (dollars in thousands):

Available for Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

June 30, 2004 (Unaudited)
Taxable variable rate demand
Municipal revenue bonds,
Short term corporate
Commercial paper, and bonds
of government agencies	$43,059	$18	$1,364	$41,713

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Listed below are the contractual maturities of debt securities at June 30, 2004:

	Available-for-Sale Securities

	Amortized Cost	Estimated Market Value

Due from 2004 to 2005	$0	$0
Due from 2005 to 2007	2,006	1,977
Due from 2007 to 2009	2,590	2,544
Due from 2010 to 2041	38,463	37,192

	$43,059	$41,713

NOTE 4 — LOANS

Loans are as follows (dollars in thousands):

	June 30, 2004	December 31, 2003

Commercial	$78,813	$72,534
Mortgage	11,781	7,642
Consumer	3,813	3,876

Gross Loans	$94,407	$84,052
Allowance for loan losses	(1,152)	(1,092)

Net Loans	$93,255	$82,960

        Activity in the allowance for loan losses is as follows (dollars in thousands):

	Six months Ended June 30, 2004 (unaudited)	For the Year Ended December 31, 2003

Balance at beginning of period	$1,092	$696
Provision charged to operating expense	185	496
Loan losses	(174)	(144)
Loan recoveries	49	44

Balance at end of period	$1,152	$1,092

Allowance for loan losses as a percentage of
loans at end of period	1.22%	1.30%

The table below outlines the allowance for loan loss allocations (dollars in thousands):

	June 30, 2004		December 31, 2003

	Allowance Amount	% of each category to total loans	Allowance Amount	% of each category to total loans

Commercial	$453.48%		$366.44%
Real estate mortgages	681.72		710.84
Consumer	18.02		16.02
Unallocated	0	0	0.0

Total	$1,152	1.22%	$1,092	1.30%

The above allocations are not intended to imply limitations on the usage of the allowance. The entire allowance is available for any future loans without regards to loan type.

NOTE 5 — PREMISES AND EQUIPMENT

Premises and equipment are as follows (dollars in thousands):

	(unaudited) June 30, 2004	December 31, 2003

Building and improvements	$1,114	$1,030
Furniture and equipment	890	822
Land and improvements	67	67

Total premises and equipment	2,071	1,919

Less accumulated depreciation	565	491

Net carrying amount	$1,506	$1,428

NOTE 6 — DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	June 30, 2004	December 31, 2003

Non-Interest Bearing Demand Deposit Accounts	$21,070	$18,231
Interest-Bearing Demand deposit accounts	9,910	10,949
Savings accounts	5,666	5,250
Money market accounts	42,885	49,277
Certificates of Deposit	44,401	42,936

	$123,932	$126,643

NOTE 7 – MINIMUM REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2004 and December 31, 2003, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

As of June 30, 2004, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s capital category. The Corporation’s and the Bank’s actual capital amounts and ratios as of June 30, 2004 and December 31, 2003 are also presented in the table below.

	Actual		For Capital Adequacy Purposes		To be Well-Capitalized

	Amount	Ratio (Percent)	Amount	Ratio (Percent)	Amount	Ratio (Percent)

As of June 30, 2004:
Total risk-based capital
(to risk-weighted assets)	$13,676	12.92	$8,469	8.00	$10,586	10.00
Tier 1 capital
(to risk-weighted assets)	12,524	11.83	4,235	4.00	6,352	6.00
Tier 1 capital
(to average assets)	12,524	8.69	5,762	4.00	7,202	5.00

As of December 31, 2003:
Total risk-based capital	$12,069	12.59	$7,670	8.00	$9,588	10.00
(to risk-weighted assets)
Tier 1 capital	10,977	11.45	3,835	4.00	5,753	6.00
(to risk-weighted assets)
Tier 1 capital	10,977	8.02	5,478	4.00	6,847	5.00
(to average assets)

NOTE 8 – STANDBY AND COMMERCIAL LETTERS OF CREDIT AND FINANCIAL GUARANTEES

The Company is party to credit related financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount of recognized in the consolidated balance sheet.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on balance sheet instruments.

The total contractual amount of standby letters of credit and financial guarantees which represents the Company’s credit risk associated with these instruments were $11.3 million and $13.3 million as of June 30, 2004 and December 31, 2003, respectively.

The total contractual amount of commercial letters of credit, which represents credit associated with these instruments were $9.4 million and $5.3 million at June 30, 2004 and December 31, 2003, respectively

Item 2

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

Financial Condition

        Our total assets increased by $5.5 million or 3.7% to $148.1 million at June 30, 2004, from $142.6 million at December 31, 2003. The continued growth is attributable to ongoing marketing efforts for deposits with a strong emphasis on procuring additional lending relationships. Although the market area continues to be more competitive it is anticipated that our assets will continue to grow.

        Cash and cash equivalents, which includes federal funds sold and short-term investments, increased $1.8 million or 22.9% to $9.7 million at June 30, 2004, from $7.9 million at December 31, 2003. Management has gradually increased the cash on hand over the past thirty days to meet rising loan demand and fulfill current pipeline commitments. In addition, we have seen an increase in account activity for both retail and consumer accounts.

        Securities decreased by $7.4 million or 15.1% to $41.7 million at June 30, 2004 from $49.1 million at December 31, 2003. The decrease is directly attributable to selling securities in an effort to keep pace with the Bank’s loan demand and to have proper investment portfolio metrics given the current interest rate environment . This is consistent with management’s intent to reduce the level of lower interest bearing securities and replace them with higher interest bearing loans. The bank continues to have excellent liquidity and will monitor its level of securities to ensure proper liquidity is maintained.

        Total loans increased by $10.3 million or 12.2% to $94.4 million at June 30, 2004 from $84.1 million at December 31, 2003. This pattern of growth is consistent with our business plan and is expected to continue throughout 2004. Most notably were significant increases in commercial and commercial real estate loans which increased $6.3 million or 8.7% from $72.5 million at December 31, 2003 to $78.8 million at June 30, 2004. Moreover, residential real estate loans increased $4.2 million or 55.3% from $7.6 million to $11.8 million for the same period. We have emphasized enhancing our mortgage loan production through increased originations and additional residential construction lending in an effort to increase non-interest income as well as additional portfolio business. meet demand for loans in our market area.

        The allowance for loan losses as of June 30, 2004 was $1.2 million, representing approximately 1.22% of total loans outstanding, compared to $1.1 million as of December 31, 2003. The increase in the allowance is directly attributable to the growth in the loan portfolio.

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

        Although the loan portfolio is unseasoned and actual loss experience is not readily determinable management believes the allowance for loan losses is adequate as of June 30, 2004. We consider it adequate based on the use of its credit risk rating system which identifies problem credits and ranks loans by specific categories. Moreover, we use peer comparisons and industry data for similar type loans to further assess the proper level of the loan loss allowance. Going forward, we will closely monitor the performance of the loan portfolio as it becomes more seasoned.

        We have no other off-balance sheet liabilities other than commitments to extend credit in the form of letters and lines of credit.

        As of June 30, 2004, we had retained earnings of $3.0 million compared to $2.4 million at December 31, 2003. Retained earnings continues to improve as we have increased net interest income by adding additional higher interest bearing loans from lower interest bearing securities. In addition, we have continued to focus on strong expense discipline which continues to enhance our profitability.

Results of Operations

        Our net profit was $332,000 for the second quarter of 2004 compared to net profit of $323,000 for the second quarter of 2003. Net profit for the three month period ended June 30, 2004 included losses on the sale of securities of $20,000 and a federal income tax provision of $56,000. We continue to follow our business plan for 2004 by selling lower interest bearing securities and re-investing in higher interest bearing loans translating into higher returns than the liquidated securities.

        Interest income for the second quarter of 2004 was $1.9 million, an increase of 17.9% from interest income of $1.6 million for the second quarter of 2003. This increase resulted primarily from continued loan growth throughout the quarter. Interest expense was $679,000 for the second quarter of 2004, a 7.3% increase from interest expense of $633,000 for the second quarter of 2003.

        We had an allowance for loan losses of approximately 1.22% of total loans at June 30, 2004. The provision expense for loan loss for the second quarter of 2004, was $105,000. Management believes the current rate of providing for the loan loss reserve is adequate.

        Non-interest income was $150,000 for the second quarter of 2004, a $254,000 (or 62.9%) decrease over the second quarter of 2003 when non-interest income was $404,000. The variance is the result of lower sales of investment securities during the second quarter of 2004 versus 2003. As previously stated management embarked on a strategy of reducing the investment portfolio and re-employing the principal into higher interest bearing loans. We have successfully completed this transformation over the past year and we do not expect to realize significant gains on sales of securities in the future. The noted improvement in our net interest margin is a direct result of this endeavor.

        Non-interest expense was $916,000 for the second quarter of 2004, a $137,000 (or 17.6%) increase over the second quarter of 2003 when non-interest expense was $779,000. The increase is primarily attributable to higher salary and benefit costs due to the increase in full time equivalents and normal raises given to employees. In addition, management has increased its marketing budget to further enhance efforts to market the Bank’s products and services as well as rolled out internet banking to our customers. We continue to reinvest in our core business and provide additional banking delivery systems to further enhance our customer relationships and to help procure future customers.

Liquidity and Capital Resources

        We obtained our initial equity capital in an initial public offering of our common stock in November 1998. We have successfully grown through our first five years of operation. In the 2003, we evaluated the need to raise additional capital in order to keep pace with the current growth strategy. In December 2003, we completed an offering of $4.1 million of cumulative preferred securities (“Trust Preferred Securities”) to further support our growth into the immediate future.

        Management believes that its current capital will provide us with adequate capital to support its expected level of deposit and loan growth and to otherwise meet its capital requirements for the next year. One of the growth strategies we intends to pursue, which could have an effect on our equity and/or require additional capital, is growth through acquisition or the start up of additional DeNovo banks. If we were to pursue such opportunities, we might need additional equity capital.

Capital Resources at June 30, 2004 (in thousands)

	Tier 1 Leverage Ratio	Tier 1 Capital Ratio	Total Risk-Based Capital Ratio

Minimum regulatory requirement for
Capital adequacy	4.00%	4.00%	8.00%
Well capitalized regulatory level	5.00%	6.00%	10.00%
Consolidated	8.69%	11.83%	12.92%
Bank	8.69%	11.83%	12.92%

        The following table shows the dollar amounts by which the Company’s capital (on a consolidated basis) exceeds current regulatory requirements on a dollar-enumerated basis:

	Tier 1 Leverage	Tier 1 Capital	Total Risk-Based Capital

	(in thousands of dollars)
Capital balances at June 30, 2004
Required regulatory capital	$5,762	$4,235	$8,469
Capital in excess of regulatory minimums	6,762	8,289	5,207

Actual capital balances	$12,524	$12,524	$13,676

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

        To further complement our growth and to provide for additional liquidity resources the Bank became a member of the Federal Home Loan Bank of Indianapolis during the third quarter of 2003. This membership requires the purchase of stock in said institution and pays a quarterly dividend. The membership will allow the Bank to provide additional funding to further support its operations.

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

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Securities Holders

(a)	The annual meeting of the shareholders of the Corporation was held on May 11, 2004.

(b)	The following directors were elected at the annual meeting for a term expiring in 2007: Edwin L. Adler, Dawn M. Horner and John H. Welker. Other directors whose terms continued after the meeting are as follows: Louis D. Beer, William J. Clark, Charles L. Fortinberry and Bruce H. McIntyre.

(c)	At the annual meeting directors were elected for terms expiring in 2007:

Director Nominee	For	Against	Abstain

Edwin L. Adler Dawn M. Horner John H. Welker	917,510 920,260 920,260	---------- ---------- ----------	12,570 9,820 9,820

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

31.1	Certificate of the Chief Executive Officer of Clarkston Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Clarkston Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and Chief Financial Officer of Clarkston Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K – On April 28, 2004, the Company filed a Current Report on Form 8-K disclosing in “Item 12 – Results of Operations and Financial Condition” the financial results for the first quarter of 2004.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARKSTON FINANCIAL CORPORATION /s/ Edwin L. Adler —————————————— Edwin L. Adler Chairman of the Board /s/ J. Grant Smith —————————————— J. Grant Smith Chief Financial Officer

DATE: August 13, 2004

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

Date: August 13, 2004

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

Date: August 13, 2004

/s/ J. Grant Smith —————————————— J. Grant Smith Chief Financial Officer

EXHIBIT 32.1

Each of, Edwin L. Adler, Chief Executive Officer, and J. Grant Smith, Chief Financial Officer, of Clarkston Financial Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)     the Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)     the information contained in the Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004 fairly presents, in all material respects, the financial condition and results of operations of Clarkston Financial Corporation.

Date: August 13, 2004

/s/ Edwin L. Adler —————————————— Edwin L. Adler Chief Executive Officer /s/ J. Grant Smith —————————————— J. Grant Smith Chief Financial Officer