Form 10-Q
period 2004-09-30
CLARKSTON FINANCIAL CORP
filed 2004-11-15
CIK 1068366

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

_________________

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,043,459 shares of the Company’s Common Stock (no par value) were outstanding as of September 30, 2004.

Transitional Small Business Disclosure Format (check one): Yes [__] No [X]

INDEX

		Page Number(s)
Part I.	Financial Information (unaudited):

	Item 1
	Consolidated Financial Statements	3
	Notes to Consolidated Financial Statements	8

	Item 2
	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	17

	Item 3
	Controls & Procedures	21

Part II.	Other Information

	Item 1
	Legal Proceedings	22

	Item 2
	Changes in Securities and Use of Proceeds	22

	Item 3
	Defaults Upon Senior Securities	22

	Item 4
	Submission of Matters to a Vote of Securities Holders	22

	Item 5
	Other Information	22

	Item 6
	Exhibits and Reports on Form 8-K	22

Signatures		22

PART I FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
September 30, 2004 (unaudited) and December 31, 2003
(dollars in thousands)

	September 30, 2004	December 31, 2003

	(unaudited)
ASSETS

Cash and Cash Equivalents
Total cash and due from banks	$3,444	$2,188
Federal funds sold	7,400	5,744

Total Cash and Cash Equivalents	10,844	7,932

Securities Available for Sale, at fair value	44,729	49,064

Loans, less allowance for loan loss
Total loans	102,903	84,052
Allowance for loan losses	(1,214)	(1,092)

Net Loans	101,689	82,960

Banking premises and equipment, net	1,843	1,428
Interest receivable	618	637
Deferred tax asset	312	224
Other assets	615	372

Total Assets	$160,650	$142,617

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Noninterest-bearing	22,745	18,231
Interest-bearing	112,426	108,412

Total deposits	135,171	126,643
Junior Subordinated Debentures held by Unconsolidated
Subsidiary Trust	4,000	4,000
Federal Home Loan Bank Advances	9,000	--
Interest Payable and Other Liabilities	503	742

Total Liabilities	148,674	131,385
Shareholders' Equity
Common stock, no par value: 10,000,000
shares authorized; 1,043,459 shares
issued and outstanding as of September 30, 2004
and 1,039,184 December 31, 2003	4,419	4,376
Capital Surplus	4,419	4,376
Restricted Stock - Unearned Compensation	(90)	(29)
Retained Earnings	3,307	2,357
Accumulated other comprehensive income (loss)	(79)	152

Total Shareholders' Equity	11,976	11,232

Total Liabilities and Shareholders' Equity	$160,650	$142,617

See accompanying notes to consolidated financial statements

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME
Three and Nine Month Periods Ended September 30, 2004 and September 30, 2003
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003

Interest Income
Loans, including fees	$1,681	$1,383	$4,532	$3,778
Securities	353	301	1,292	1,067
Federal funds sold	34	11	54	50

Total interest income	2,068	1,695	5,878	4,895

Interest Expense
Deposits	663	600	1,925	1,906
Other	87	1	177	1

Total interest expense	750	601	2,102	1,907

Net Interest Income	1,318	1,094	3,776	2,988

Provision for loan losses	110	70	295	496

Net interest income
After provision for loan losses	1,208	1,024	3,481	2,492

Noninterest income
Gain/(loss) on sale of securities	(20)	96	(34)	525
Gain on sale of loans	43	65	78	133
Other income	164	121	426	345

Total noninterest income	187	282	470	1,003

Noninterest expense
Salaries and benefits	473	376	1,366	1,130
Occupancy expense	72	53	202	150
Office expense	58	46	170	137
Computer and data processing expenses	66	75	298	220
Advertising and public relations	45	21	147	103
Professional fees	105	56	198	147
Amortization of deposit premium
and conversion cost	5	6	16	16
Other expense	140	116	333	299

Total noninterest expense	964	749	2,730	2,202

Profit before federal income tax	431	557	1,221	1,293

Federal income tax	115	105	271	304

Net profit	$316	$452	$950	$989

Basic earnings per share	$.31	$.44	$.92	$.96

Diluted earnings per share	$.30	$.43	$.89	$.95

See accompanying notes to consolidated financial statements.

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Month Periods Ended September 30, 2004 and September 30, 2003
(dollars in thousands)
(Unaudited)

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003

Net profit as Reported	$316	$452	$950	$989
Other Comprehensive Income (loss), net of tax:

Change in unrealized gain / loss on
securities available for sale	810	(705)	(231)	(479)

Comprehensive Profit/(Loss)	$1,126	$(253)	$719	$510

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Year Ended December 31, 2003 and Nine Month Period ended September 30, 2004
(dollars in thousands)
(Unaudited)

	Common Stock	Capital Surplus	Unearned Comp.	Retained Earnings	Accumulated Other Comprehensive Income	Total Share- holders' Equity

Balance January 1, 2003	$4,311	$4,311	$-	$889	$247	$9,758
Issuance of Stock	46	46	-	-	-	92
Issuance of restricted stock	19	19	(38)	-	-	-
Recognition of compensation for
restricted stock award			9			9
Net income				1,468		1,468

Decrease in fair market value of
securities available for sale					(95)	(95)

Balance December 31, 2003	$4,376	$4,376	$(29)	$2,357	$152	$11,232
Issuance of restricted stock	43	43	(86)			--
Recognition of compensation for
restricted stock award			25			25
Net income for nine months
ended September 30, 2004
(unaudited)				950		950

Decrease in fair market value of
securities available for sale					(231)	(231)

Balance September 30, 2004	$4,419	$4,419	($ 90)	$3,307	($ 79)	$11,976

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Month Periods ended September 30, 2004 and September 30, 2003
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003

Net Cash Provided by Operating Activities:
Net cash provided by operating activities	$628	$1,714

Cash Flows from Investing Activities:
Net increase in loans	(18,851)	(30,021)
Purchase of available-for-sale securities	(27,902)	(30,001)
Proceeds from sales of available-for-sale securities	32,040	46,978
Property and equipment expenditures	(531)	(46)

Net cash used in investing activities	(15,244)	(13,090)

Cash Flows from Financing Activities:
Increase in deposits	8,528	16,169
Proceeds from advances from Federal Home Loan Bank	9,000	-
Proceeds from Sale of Stock	--	70

Net cash provided by Financing Activities	17,528	16,239

Net increase (decrease) in cash and cash equivalents	2,912	4,863
Cash and cash equivalents at beginning of year	7,932	4,487

Cash and cash equivalents at September 30, 2004 and 2003	$10,844	$9,350

Cash paid for interest	$2,013	$1,942

Cash paid for federal income tax	$459	$366

See accompanying notes to consolidated financial statements.

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

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

Stock Compensation Plans — The Company accounts for stock options under the recognition and measurement principals of APB Opinion No. 25 and related interpretations. No stock based employee compensation cost related to stock options is reflected in net income as all options granted under the plan had an exercise price equal to the market value of the underlying stock on the date of grant.

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

The following table summarizes stock option transactions for both plans and the related average exercise prices for the three month periods ended September 30, 2004 and 2003:

	2004		2003

	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Options Outstanding - beginning of period	49,536	$9.09	57,643	$9.01
Options granted	--	--	--	--
Options exercised	--	--	8,107	8.54
Options expired	--	--	--	--

Options Outstanding - End of period	49,536	$9.09	49,536	$9.09

The following table shows summary information about fixed stock options outstanding at September 30, 2004:

	Stock Options Outstanding				Stock Options Exercisable

	Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

Contingent	$9.09	24,060	4.12 years	$9.09	14,436	$9.09
Noncontingent	9.09	25,476	4.12 years	9.09	25,476	9.09

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

If the Corporation had elected to recognize compensation costs for the plans based on the fair value of awards at the grant date, net income per share on a pro forma basis for nine month periods ended September 30, 2004 and 2003 would have been as follows (000s omitted, except per share data):

	Three Month Period Ended September 30,				Nine Month Period Ended September 30,

	2004		2003		2004		2003

	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma

Net income	$317	$313	$989	$977	$950	$935	$989	$977
Net income per
common share:
Basic	0.31	0.30	0.44	0.43	0.92	0.90	0.96	0.95
Fully diluted	0.30	0.29	0.43	0.43	0.89	0.88	0.95	0.94

Shares of restricted stock issued to employees were valued at the market price of the stock at the award date. Compensation expense is being recognized over the three year vesting period for the restricted stock.

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

NOTE 2 – COMPUTATION OF EARNINGS PER SHARE

Earnings per common share have been computed based on the following:

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

Net Income (000's omitted)	$317	$452	$950	$989

Average number of common shares outstanding used to calculate basic earnings per share	1,036,682	1,032,795	1,036,254	1,029,252

Effect of dilutive options	27,355	14,192	26,702	8,564

Average number of common shares outstanding used to calculate diluted earnings per share	1,064,037	1,046,987	1,062,956	1,037,816

NOTE 3 — SECURITIES

At September 30, 2004, investment securities having a carrying value of $2.9 million were pledged to local municipalities and county governments. Securities are pledged as required by law to be used as collateral for public liabilities.

The Bank does not have any securities in its portfolio that are classified as held to maturity. All securities are classified as available for sale and the amortized cost and fair values of those securities are as follows (dollars in thousands):

Available for Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

September 30, 2004 (Unaudited)
Taxable variable rate demand
municipal revenue bonds,
short term corporate
commercial paper, and bonds
of government agencies	$44,848	$108	$227	$44,729

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Listed below are the contractual maturities of debt securities at September 30, 2004:

	Available-for-Sale Securities

	Amortized Cost		Estimated Market Value

Due from 2004 to 2$	$		-
Due from 2005 to 2007		2,018	2,017
Due from 2007 to 2009		2,973	2,994
Due from 2010 to 2041		39,857	39,718

		$44,848	$44,729

NOTE 4 — LOANS

        Loans are as follows (dollars in thousands):

	September 30, 2004	December 31, 2003

Commercial	$86,193	$72,534
Mortgage	12,929	7,642
Consumer	3,781	3,876

Gross Loans	$102,903	$84,052
Less: Allowance for loan losses	(1,214)	(1,092)

Net Loans	$101,689	$82,960

        Activity in the allowance for loan losses is as follows (dollars in thousands):

	Nine months Ended September 30, 2004 (unaudited)	For the Year Ended December 31, 2003

Balance at beginning of period	$1,092	$696
Provision charged to operating expense	295	496
Loan losses	(222)	(144)
Loan recoveries	49	44

Balance at end of period	$1,214	$1,092

Allowance for loan losses as a percentage of
loans at end of period	1.18%	1.30%

NOTE 5 — PREMISES AND EQUIPMENT-NET

Premises and equipment are as follows (dollars in thousands):

	September 30, 2004 (unaudited)	December 31, 2003

Building and improvements	$1,462	$1,030
Furniture and equipment	921	822
Land and improvements	67	67

Total Bank premises and equipment	2,450	1,919

Less accumulated depreciation	607	491

Net carrying amount	$1,843	$1,428

NOTE 6 — DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	September 30, 2004 (unaudited)	December 31, 2003

Non-Interest Bearing Demand Deposit Accounts	$22,745	$18,231
Interest-Bearing Demand deposit accounts	9,587	10,949
Savings accounts	4,647	5,250
Money market accounts	48,672	49,277
Certificates of Deposit	49,520	42,936

	$135,171	$126,643

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2004 and December 31, 2003, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

As of September 30, 2004, the most recent notification from the FDIC categorized the Bank and the Corporation as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s capital category. The Corporation’s and the Bank’s actual capital amounts and ratios as of September 30, 2004 and December 31, 2003 are also presented in the table below.

	Actual		For Capital Adequacy Purposes		To be Well-Capitalized

	Amount	Ratio (Percent)	Amount	Ratio (Percent)	Amount	Ratio (Percent)
As of September 30, 2004:
Total risk-based capital (to risk-weighted assets)
Bank	$14,150	12.40	$9,129	8.00	$11,412	10.00
Consolidated	17,229	15.02	9,178	8.00	11,472	10.00
Tier 1 capital (to risk-weighted assets)
Bank	$12,936	11.34	$4,565	4.00	$6,847	6.00
Consolidated	16,015	13.96	4,589	4.00	6,883	6.00
Tier 1 capital (to average assets)
Bank	$12,936	8.60	$6,016	4.00	$7,521	5.00
Consolidated	16,015	10.56	6,065	4.00	7,581	5.00

As of December 31, 2003:
Total risk-based capital (to risk-weighted assets)
Bank	$12,069	12.59	$7,670	8.00	$9,588	10.00
Consolidated	15,822	16.42	7,707	8.00	9,634	10.00
Tier 1 capital (to risk-weighted assets)
Bank	$10,977	11.45	$3,835	4.00	$5,753	6.00
Consolidated	14,730	15.29	3,853	4.00	5,780	6.00
Tier 1 capital (to average assets)
Bank	$10,977	8.02	$5,478	4.00	$6,847	6.00
Consolidated	14,730	10.76	5,478	4.00	6,848	5.00

NOTE 8 – STANDBY LETTERS OF CREDIT AND FINANCIAL GUARANTEES

The company is party to credit related financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

The company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on balance sheet instruments.

The total contractual amount of standby letters of credit and financial guarantees which represents the Company’s credit risk associated with these instruments were $10.3 million and $13.3 million as of September 30, 2004 and December 31, 2003, respectively.

The total contractual amount of commercial letters of credit, which represents credit associated with these instruments were $11.6 million and $5.3 million at September 30, 2004 and December 31, 2003, respectively.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses changes in the financial condition and results of operations of the Company for the periods presented and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto, appearing in Part I, Item 1. of this document.

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

Critical Accounting Policies

The majority of the Company’s “critical accounting policies” are described in the financial section of its 2003 Annual Report. Management believes its critical accounting policies relate to the allowance for loan loss and stock based compensation.

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

Financial Condition

        Our total assets increased by $18.1 million or 12.7% to $160.7 million at September 30, 2004, from $142.6 million at December 31, 2003. The continued growth is attributable to ongoing marketing efforts for deposits with a strong emphasis on procuring additional lending relationships. Although the market area continues to be more competitive it is anticipated that our assets will continue to grow.

        Cash and cash equivalents, which includes federal funds sold and short-term investments, increased $2.9 million or 36.7% to $10.8 million at September 30, 2004, from $7.9 million at December 31, 2003. Management has gradually increased the cash on hand over the past thirty days to meet rising loan demand and fulfill current pipeline commitments. In addition, we have seen an increase in account activity for both retail and consumer accounts.

        Securities decreased by $4.4 million or 9.0% to $44.7 million at September 30, 2004 from $49.1 million at December 31, 2003. The decrease is directly attributable to selling securities in an effort to keep pace with the Bank’s loan demand and to have proper investment portfolio metrics given the current interest rate environment. This is consistent with management’s intent to reduce the level of lower interest bearing securities and replace them with higher interest bearing loans. The bank continues to have excellent liquidity and will monitor its level of securities to ensure proper liquidity is maintained.

        Total loans increased by $18.8 million or 22.4% to $102.9 million at September 30, 2004 from $84.1 million at December 31, 2003. This pattern of growth is consistent with our business plan and is expected to continue throughout 2004. Most notable were significant increases in commercial and commercial real estate loans which increased by 18.9% from $72.5 million at December 31, 2003 to $86.2 million at September 30, 2004. Moreover, residential real estate loans increased by 69.7% from $7.6 million to $12.9 million for the same period. We have emphasized enhancing our mortgage loan production through increased originations and additional residential construction lending in an effort to increase non-interest income and build the loan portfolio.

        The allowance for loan losses as of September 30, 2004 was $1.2 million, representing approximately 1.18% of total loans outstanding, compared to $1.1 million as of December 31, 2003. The increase in the allowance is directly attributable to the growth in the loan portfolio.

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

        The primary risk element considered by management regarding each installment and residential real estate loan is the lack of timely payments. We have a reporting system that monitors past due loans and have adopted policies to pursue our creditor’s rights in order to preserve our position. The primary risk elements concerning commercial loans are the financial condition of the borrower, the sufficiency of the collateral and lack of timely payment. Management has a policy of requesting and reviewing annual financial statements from its commercial loan customers and periodically reviews the existence and value of collateral for selected loans.

        Although the loan portfolio is unseasoned and actual loss experience is not readily determinable management believes the allowance for loan losses is adequate as of September 30, 2004. We consider it adequate based on the use of our credit risk rating system which identifies problem credits and ranks loans by specific categories. Moreover, we use peer comparisons and industry data for similar type loans to further assess the proper level of the loan loss allowance. Going forward, we will closely monitor the performance of the loan portfolio as it becomes more seasoned.

        Total deposit balances increased $8.6 million, or 6.8% to $135.2 Million at September 30, 2004 from $126.6 million at December 31, 2003. Greater than 50% of the increase was in non-interest bearing accounts, which greatly benefits the Company’s net interest margin in a rising rate environment. The increases are due primarily to the continued focus on deposit gathering within our target communities and are in line with our growth plans.

        To provide additional sources of liquidity the Company became a member of the Federal Home Loan Bank of Indianapolis during 2003. As of September 30, 2004 the Company has $9.0 Million of advances outstanding.

        As of September 30, 2004, we had retained earnings of $3.3 million compared to $2.4 million at December 31, 2003. Retained earnings continues to improve as we have increased net interest income by replacing lower interest bearing securities with higher yielding loans. In addition, we have continued to focus on strong expense discipline which continues to enhance our profitability.

Results of Operations

        Our net profit was $316,000 for the third quarter of 2004 compared to net profit of $452,000 for the third quarter of 2003, a decrease of $136,000 or 30.1%. Net profit for the three month period ended September 30, 2004 included losses on the sale of securities of $20,000 and a federal income tax provision of $115,000. We continue to follow our business plan for 2004 by selling lower interest bearing securities and re-investing the proceeds in higher interest bearing loans.

        Interest income for the third quarter of 2004 was $2.1 million, an increase of $373,000, or 21.9% from interest income of $1.7 million for the third quarter of 2003. This increase resulted primarily from continued loan growth throughout the quarter. Interest expense was $750,000 for the third quarter of 2004, a $149,000 or 24.8% increase from interest expense of $601,000 for the third quarter of 2003.

        We had an allowance for loan losses of approximately 1.18% of total loans at September 30, 2004. The provision for loan loss expense for the third quarter of 2004, was $110,000, an increase of $40,000 from the same period in 2003. Management believes the current rate of providing for the loan loss reserve is adequate.

        Non-interest income was $187,000 for the third quarter of 2004, a $95,000 or 33.7% decrease over the third quarter of 2003 when non-interest income was $282,000. The variance is the result of losses on sales of investment securities during the third quarter of 2004 versus gains recognized on similar securities in 2003. As previously stated management embarked on a strategy of reducing the investment portfolio and re-employing the principal into higher interest bearing loans. We have successfully completed this transformation over the past year and we do not expect to realize significant gains on sales of securities in the future. The noted improvement in our net interest margin is a direct result of this endeavor.

        Non-interest expense was $964,000 for the third quarter of 2004, a $215,000 or 28.7% increase over the third quarter of 2003 when non-interest expense was $749,000. The increase is primarily attributable to higher salary and benefit costs due to the increase in full time equivalents and normal raises given to employees. Occupancy expense has increased due primarily to the addition of a new branch location during the current year. In addition, management has increased its marketing budget to further enhance efforts to market the Bank’s products and services as well as rolled out internet banking to our customers. The increase in professional fees relates primarily to an increase in legal and accounting fees, which were incurred for strategic planning and loan related purposes.

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

Capital Resources at September 30, 2004 (in thousands)

	Tier 1 Leverage Ratio	Tier 1 Capital Ratio	Total Risk-Based Capital Ratio

Minimum regulatory requirement for
Capital adequacy	4.00%	4.00%	8.00%
Well capitalized regulatory level	5.00%	6.00%	10.00%
Consolidated	10.56%	13.96%	15.02%
Bank	8.60%	11.34%	12.40%

Capital Resources at December 31, 2003 (in thousands)

	Tier 1 Leverage Ratio	Tier 1 Capital Ratio	Total Risk-Based Capital Ratio

Minimum regulatory requirement for
Capital adequacy	4.00%	4.00%	8.00%
Well capitalized regulatory level	5.00%	6.00%	10.00%
Consolidated	10.76%	15.29%	16.42%
Bank	8.02%	11.45%	12.59%

        The following table shows the dollar amounts by which the Company's capital (on a consolidated basis) exceeds current regulatory requirements on a dollar-enumerated basis:

	Tier 1 Leverage	Tier 1 Capital	Total Risk-Based Capital

Consolidated	(in thousands of dollars)
Capital balances at September 30, 2004
Required regulatory capital	$6,065	$4,589	$9,178
Capital in excess of regulatory minimums	9,950	11,426	8,051

Actual capital balances	$16,015	$16,015	$17,229

Bank	(in thousands of dollars)
Capital balances at September 30, 2004
Required regulatory capital	$6,016	$4,565	$9,129
Capital in excess of regulatory minimums	6,920	8,371	5,021

Actual capital balances	$12,936	$12,936	$14,150

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

Item 6. Exhibits.

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

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARKSTON FINANCIAL CORPORATION /s/ Edwin L. Adler —————————————— Edwin L. Adler Chairman of the Board /s/ J. Grant Smith —————————————— J. Grant Smith Chief Financial Officer

DATE: November 15, 2004

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

Date: November 15, 2004

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

Date: November 15, 2004

/s/ J. Grant Smith —————————————— J. Grant Smith Chief Financial Officer

EXHIBIT 32.1

Each of, Edwin L. Adler, Chief Executive Officer, and J. Grant Smith, Chief Financial Officer, of Clarkston Financial Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)     the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)     the information contained in the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004 fairly presents, in all material respects, the financial condition and results of operations of Clarkston Financial Corporation.

Date: November 15, 2004

/s/ Edwin L. Adler —————————————— Edwin L. Adler Chief Executive Officer /s/ J. Grant Smith —————————————— J. Grant Smith Chief Financial Officer