Form 10KSB
period 2004-12-31
CLARKSTON FINANCIAL CORP
filed 2005-03-24
CIK 1068366

FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

_________________

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

Check here if there is no disclosure by delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form Form 10-KSB. [X]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [__] No [X]

The registrant’s revenues for 2004 were $9.0 million. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on a per share price of $20.65 as of March 15, 2005, was $16,853,208 (common stock, no par value). As of March 15, 2005, there were outstanding 1,045,909 shares of the Company’s common stock (no par value).

Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 2005, are incorporated by reference into Part II and Part III of this Report.

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

        As of December 31, 2004, we had total assets of $163.4 million, total deposits of $133.3 million, approximately 7,139 deposit accounts and shareholders’ equity of $12.2 million.

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

        Other Services. We may establish relationships with correspondent banks and other independent financial institutions to provide other services requested by its customers, including loan participations where the requested loan amounts exceed our policies or legal lending limits. While management believes that our personalized service approach benefits from customer visits we have also recognized through customer surveys that personal computer banking is a service for which more customers would prefer. As a result, management introduced personal computer banking in 2004. This will extend our product offerings and further complement our telephone banking service which began in April 2000.

Competition

        There are many thrift institution, credit union and bank offices located within our primary market area of North Oakland County, Michigan. We face competition from these institutions as well as finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds and other providers of financial services. Most of our competitors have been in business a number of years, have established customer bases, are larger and have higher lending limits than we do. We compete for loans principally through our ability to communicate effectively with, and understand and meet the needs of, our customers. Management believes that its personal service philosophy enhances its ability to compete favorably in attracting individuals and small businesses. We actively solicit retail customers and will compete for deposits by offering customers personal attention, professional service, ATM and online banking capability, and competitive interest rates.

Environmental Matters

        We do not believe that existing environmental regulations will have any material effect upon our capital expenditures, earnings, and competitive position.

Employees

        As of December 31, 2004, we had 34 full-time and 17 part-time employees. We have assembled a staff of experienced, dedicated professionals whose goal is to provide outstanding service. None of our employees are represented by collective bargaining agents.

Selected Statistical Data

        Selected Statistical Data for Clarkston Financial Corporation is presented for 2004, 2003 and 2002 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Development – Application to Form New Bank

        Clarkston Financial Corporation has applied for regulatory approval to form a new bank to be named Huron Valley State Bank (a Michigan banking corporation to be formed). The new bank (if approved) will replace a loan production office that Clarkston State Bank opened in February, 2005 at 525 North Main Street, Suite 260, Milford, Michigan 48381.

        Huron Valley State Bank is expected to have approximately eight employees, plans to serve the Village of Milford, Milford Township, Commerce Township, White Lake Township, Highland Township and Hartland Township.

        David H. Blossey, 50, will serve as a director, President, and CEO. Mr. Blossey has more than 20 years of banking experience in Michigan, including senior-management positions with Chemical Bank & Trust, Republic Bancorp, and First of America.

        The Bank’s board will include the following local business leaders: Thomas E. Callan, a real-estate broker and investor who owns the Milford Coldwell Banker real-estate franchise, and is a member of the Milford Downtown Development Authority Board; Christina Hamill, a local CPA practitioner and former director of Tax for the Detroit office of accounting and consulting firm Ernst and Young; Jeffrey Heyn, a real-estate investor who serves on the Milford Downtown Development Authority Board and Village of Milford Parking Commission; Christopher Smith, a Milford attorney and past president of the City Council of the Village of Milford; Lyle Tyler, a real-estate investor who is active in the Milford community and past president of the Milford Chamber of Commerce; Bruce H. McIntyre, a local businessman; Marc Weinbaum, an attorney and executive vice president of a commercial real-estate-development firm, and a member of the Milford Downtown Development Authority Board; and John H. Welker, CEO of Milford-based Numatics Corp, and a director of Clarkston State Bank.

        The new bank is expected to be capitalized with $8 million.

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

Clarkston Financial Corporation

        General.        Clarkston Financial Corporation has not elected to be a financial holding company within the meaning of the Gramm-Leach-Bliley Act. Clarkston Financial Corporation is a bank holding company and, as such, is registered with, and subject to regulation by, the Federal Reserve Board under the Bank Holding Company Act, as amended (the “BHCA”). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board periodic reports of its operations and such additional information as the Federal Reserve Board may require.

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

        At some point in the future we may elect to become a financial holding company. Financial holding companies may engage in various lending, advisory, insurance and insurance underwriting, securities underwriting, dealing and market making, and merchant banking activities (as well as those activities previously approved for bank holding companies by the Federal Reserve Board) together with such other activities as may be determined by the Federal Reserve Board (in coordination with other regulatory authorities) to be financial in nature, incidental to any such financial activity, or complimentary to any such financial activity, and which do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. In order to maintain the benefits and flexibility of being a financial holding company, each subsidiary depository institutions must continue to be “well-capitalized” and “well-managed” under applicable regulatory standards and each subsidiary depository institution must maintain at least a satisfactory or above Community Reinvestment Act rating.

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

        Dividends.        Clarkston Financial Corporation is a corporation separate and distinct from Clarkston State Bank. Most of our revenues will be received by it in the form of dividends, if any, paid by Clarkston State Bank. Thus, our ability to pay dividends to our shareholders will indirectly be limited by statutory restrictions on the Bank’s ability to pay dividends, see “Supervision and Regulation — the Bank — Dividends.” Further, the Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies. In the policy statement, the Federal Reserve Board expressed its view that a bank company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which can only be funded in ways that weakened the bank company’s financial health, such as by borrowing. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Similar enforcement powers over Clarkston State Bank are possessed by the FDIC. The “prompt corrective action” provisions of federal law and regulation authorizes the Federal Reserve Board to restrict the payment of dividends by us for an insured bank which fails to meet specified capital levels.

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

	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Leverage Ratio

Well capitalized Adequately capitalized Undercapitalized Significantly undercapitalized Critically undercapitalized	10% or above 8% or above Less than 8% Less than 6% --	6% or above 4% or above Less than 4% Less than 3% --	5% or above 4% or above Less than 4% Less than 3% A ratio of tangible equity to total assets of 2% or less

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

        Our bank leases space for our branch offices in Farmer Jack’s grocery stores at 6555 Sashabaw Road and 7121 Dixie Highway, both in Clarkston, Michigan, at a rental rate of $2,750 per month under leases which run until July 2005 and October 2006, respectively.

        On June 15, 2001, the bank opened its Waterford branch office on M-59 adjacent to the Oakland Pontiac Airport. On December 13, 2004 the bank opened its fifth full service branch office at 5800 S. Main Street in Clarkston, Michigan. The bank leases the land on which the branch is located under a lease agreement with a 25 year term requiring monthly payments of $5,250 through October of 2008, with the monthly payment amount adjusting every 5 years thereafter according to changes in the Consumer Price Index.

        We believe our facilities are well-maintained and adequately insured.

ITEM 3: Legal Proceedings.

        As the date hereof, there were no pending material legal proceedings.

ITEM 4: Submission of Matters to a Vote of Security Holders.

        No matters were submitted during the fourth quarter of 2004 to a vote of our stockholders.

PART II

ITEM 5: Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

        Our common stock has traded in the over-the-counter market since the completion of our initial public offering in November 1998. High and low bid prices, as reported on the OTC Bulletin Board are as follows for the periods indicated:

	High	Low

2004
First Quarter . . . . . . . . . . .	$20.50	$16.25
Second Quarter . . . . . . . . . . . . .	$20.50	$20.00
Third Quarter . . . . . . . . . . . . .	$21.64	$20.05
Fourth Quarter . . . . . . . . . . . . .	$20.75	$20.15

2003
First Quarter . . . . . . . . . . .	$10.49	$8.40
Second Quarter . . . . . . . . . . . .	$11.50	$9.88
Third Quarter . . . . . . . . . . . . .	$14.44	$11.15
Fourth Quarter . . . . . . . . . . . . .	$16.45	$13.50

        These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On March 15, 2005, there were approximately 314 owners of record and approximately 620 additional beneficial owners of our common stock.

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

ITEM 6: Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The information set forth in Appendix A, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our definitive Proxy Statement with respect to our May 10, 2005 Annual Shareholders Meeting is hereby incorporated by reference and is filed as Exhibit 13 to this Form 10-KSB Annual Report.

ITEM 7: Financial Statements.

        The information set forth in Appendix A, under the caption “Consolidated Financial Statements,” of our definitive Proxy Statement with respect to our May 10, 2005 Annual Shareholders Meeting, is hereby incorporated by reference and is filed as Exhibit 13 to this Form 10-KSB Annual Report.

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

ITEM 8B: Other Information.

None.

PART III

ITEM 9: Directors and Executive Officers of the Registrant.

        The information set forth under the caption “Information About Directors” of our definitive Proxy Statement with respect to our May 10, 2005 Annual Shareholders Meeting and the information within that section is hereby incorporated by reference. There are no family relationships between or among the directors and executive officers. There are no arrangements or understandings between or among the executive officers pursuant to which any of them was named an officer.

        Our common stock is not registered under the Securities Exchange Act of 1934, and therefore our officers and directors are not required to and do not file beneficial ownership reports pursuant to Section 16(a) of the Securities Exchange Act of 1934.

        We have adopted a Senior Officer Code of Ethics. A copy of our Senior Officer Code of Ethics is available upon request.

ITEM 10: Executive Compensation.

        Information relating to compensation of our executive officers and directors is contained under the captions “Compensation of Directors” and “Executive Compensation,” in our definitive Proxy Statement with respect to our May 10, 2005 Annual Shareholders Meeting and the information within those sections is incorporated herein by reference.

ITEM 11: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information relating to security ownership of certain beneficial owners and management is contained under the captions “Security Ownership of Management,” “Voting Securities and Principal Holders Thereof” and “Information About Directors” in our definitive Proxy Statement with respect to our May 10, 2005 Annual Shareholders Meeting and the information within those sections is incorporated herein by reference.

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2004.

	Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation
plans approved by	49,536	$9.09	14,613
security holders
Equity compensation
plans not approved	0	NA	0
by security holders
Total	49,536	$9.09	14,613

(1) We had not granted warrants or rights applicable to this chart.

ITEM 12: Certain Relationships and Related Transactions.

        Information relating to certain relationships and related transactions is contained under the caption “Transactions Involving Management” in our definitive Proxy Statement with respect to our May 10, 2005 Annual Shareholders Meeting and the information within that section is incorporated herein by reference.

ITEM 13: Exhibits and Financial Statements.

Financial Statements.

1.	The following documents are filed as part of Item 7 of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Operations for the year ended December 31, 2004, 2003 and 2002
Consolidated Statements of Changes in Stockholders' Equity for the year ended
         December 31, 2004, 2003 and 2002
Consolidated Statement of Cash Flows for the year ended December 31, 2004, 2003 and 2002
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

ITEM 14: Principal Accountant Fees and Services.

        Information relating to principal accountant fees and services is contained under the caption “Principal Accounting Fees and Services” in our definitive Proxy Statement with respect to our May 10, 2005 Annual Shareholders Meeting and the information within that section is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 18, 2005.

CLARKSTON FINANCIAL CORPORATION

/s/ Edwin L. Adler
——————————————
Edwin L. Adler
Chief Executive Officer (Principal
Executive Officer)

/s/ J. Grant Smith
——————————————
J. Grant Smith
Chief Financial Officer (Principal
Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 18, 2005, by the following persons on behalf of the Registrant and in the capacities indicated. Each director of the Registrant, whose signature appears below, hereby appoints Dawn M. Horner and J. Grant Smith, and each of them severally, as his attorney-in-fact, to sign in his or her name and on his or her behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-KSB.

Signature

/s/ Edwin L. Adler ————————————— Edwin L. Adler, Chairman of the Board and a Director	March 18, 2005

/s/ Louis D. Beer ————————————— Louis D. Beer, Director	March 18, 2005

/s/ William J. Clark ————————————— William J. Clark, Director	March 18, 2005

/s/ Charles L. Fortinberry ————————————— Charles L. Fortinberry, Director	March 18, 2005

/s/ Thomas E. Kimble ————————————— Thomas E. Kimble, Director	March 18, 2005

/s/ Bruce H. McIntyre ————————————— Bruce H. McIntyre, Secretary and a Director	March 18, 2005

/s/ John H. Welker ————————————— John H. Welker, Director	March 18, 2005

EXHIBIT INDEX

Exhibit Number and Description	Sequentially Numbered Page

3.1	Articles of Incorporation of Clarkston Financial Corporation, incorporated by reference to Exhibit 3.1 to the Clarkston Financial Corporation Registration Statement on Form SB-2 (Registration No. 333-63685).

3.2	Bylaws of Clarkston Financial Corporation, incorporated by reference to Exhibit 3.2 to the Clarkston Financial Corporation Registration Statement on Form SB-2 (Registration No. 333-63685).

4	Specimen stock certificate of Clarkston Financial Corporation, incorporated by reference to Exhibit 4 to the Clarkston Financial Corporation Registration Statement on Form SB-2 (Registration No. 333-63685).

10.1	Clarkston Financial Corporation Stock Compensation Plan, incorporated by reference to Exhibit 10.1 to the Clarkston Financial Corporation Registration Statement on Form SB-2 (Registration No. 333-63685).

10.2	Clarkston Financial Corporation 1998 Founding Directors Stock Option Plan, incorporated by reference to Exhibit 10.2 to the Clarkston Financial Corporation Registration Statement on Form SB-2 (Registration No. 333-63685).

10.3	Lease Agreement dated September 10, 1998, for the facility located at 15 South Main Street, Clarkston, Michigan, 48346, incorporated by reference to Exhibit 10.3 to the Clarkston Financial Corporation Registration Statement on Form SB-2 (Registration No. 333-63685).

10.4	Data Processing Agreement between Jack Henry and Associates, Inc. And Clarkston State Bank dated October, 1998, incorporated by reference to Exhibit 10.4 to the Clarkston Financial Corporation Registration Statement on form SB-2 (Registration No. 333-63685).

10.5	Lease between Clarkston State Bank and Foodtown, Inc., incorporated by reference to Exhibit 10 to the Clarkston Financial Corporation Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999.

10.6	Form of Management Continuity Agreement is incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2003. Clarkston Financial Corporation has entered into Management Continuity Agreements with Ms. Dawn Horner, Mr. James Jeszke and Mr. J. Grant Smith. The Agreements provide for a severance benefit equal to one year's salary and bonus in the case of Mr. Jeszke and Mr. Smith and two year's salary and bonus in the case of Ms. Horner.

10.7	Form of Restricted Stock Agreement under the Clarkston Financial Corporation Stock Compensation Plan.

10.8	Clarkston Financial Corporation Employee Stock Purchase Plan.

13	Appendix A of the Proxy Statement to shareholders for the May 10, 2005, shareholders meeting. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed “filed” as part of this filing.

21	Subsidiaries of the Registrant

23	Consent of Plante & Moran PLLC, independent registered public accountanting firm

24	Power of Attorney (included on the signature page on page 18 of the Annual Report on Form 10-KSB)

31.1	Certificate of the Chief Executive Officer of Clarkston Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Clarkston Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Clarkston Financial Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Clarkston Financial Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 10.7

Employee: ____________________________________________
Number of Shares: ______________________________________
Date of Award: ________________________________________
Per share fair market value on grant date: ____________________

Restrictions lapse on the Dates and as to the number of shares set forth below:

Date ________, 200__ ________, 200__ ________, 200__	Number of Shares ____________________ ____________________ ____________________

RESTRICTED STOCK AGREEMENT

        This Restricted Stock Agreement (“Agreement”) is made as of the award date set forth above, between CLARKSTON FINANCIAL CORPORATION, a Michigan corporation (“Clarkston” or the “Company”), and the employee named above (“Employee”). The Employee is employed by Clarkston State Bank, a wholly-owned subsidiary of the Company.

        The Clarkston Financial Corporation Stock Compensation Plan (the “Plan”) is administered by the Compensation Committee of Clarkston Financial Corporation’s Board of Directors (the “Committee”). The Committee has determined that Employee is eligible to participate in the Plan. The Committee has awarded restricted stock to Employee, subject to the terms and conditions contained in this Agreement and in the Plan.

        Employee acknowledges receipt of a copy of the Plan and accepts this restricted stock award subject to all of the terms, conditions, and provisions of this Agreement and the Plan.

        1.        Award. Clarkston Financial Corporation hereby awards to Employee shares of Clarkston Financial Corporation’s common stock, no par value, as set forth above, and subject to restrictions imposed under this Agreement and the Plan (“Restricted Stock”).

        2.        Transferability. Until the restrictions lapse as to shares of Restricted Stocks at the dates set forth above, the Restricted Stock granted under this Agreement is not transferable by Employee except (a) to the Company in the event of Employee’s death or disability, or (b) by will or according to the laws of descent and distribution. If during the Restricted Period Employee assigns, pledges, transfers, or otherwise disposes of the Restricted Stock, voluntarily or involuntarily, except as permitted by this Agreement or the Plan, Employee shall lose all rights to the Restricted Stock, and all Restricted Stock shall promptly be surrendered to the Company. Clarkston Financial Corporation shall place an appropriate legend upon any certificate representing shares of Restricted Stock awarded under this Agreement.

        3.        Lapsing of Restrictions. Except as otherwise provided in this Agreement, the restrictions imposed on the shares of Restricted Stock awarded pursuant to this Agreement shall lapse on the dates set forth above. The period during which the Restricted Stock is subject to restrictions imposed by the Plan and under this Agreement shall be known as the “Restricted Period.”

        4.        Securities Laws. Employee hereby represents and warrants that Employee is acquiring the Restricted Stock award under this Agreement for Employee’s own account and investment and without any intent to resell or distribute the Restricted Stock. Employee shall not resell or distribute the Restricted Stock after the Restricted Period except in compliance with such conditions as Clarkston Financial Corporation may reasonably specify to ensure compliance with federal and state securities laws.

        5.        Termination of Employment.

        (a)        General. Employee’s right to the shares of Restricted Stock awarded under this Agreement as to which the restrictions have not lapsed shall cease and terminate immediately upon Employee’s termination of employment with Clarkston Financial Corporation or any of its subsidiaries during the Restricted Period for any reason other than Employee’s death or disability.

        (b)        Death or Disability. In the event Employee terminates employment during the Restricted Period because of death or disability, Employee’s right to the Restricted Stock shall vest as of the termination date, and Employee may then transfer the shares free of restrictions under the Plan or this Agreement, except for restrictions specified by the Company to ensure compliance with federal and state securities laws.

        6.        Corporate Changes. In the event of any stock dividend, stock split, recapitalization, merger, consolidation, combination, or exchange of shares, the aggregate number and class of shares awarded under this Agreement are subject to adjustment as provided in the Plan. No fractional shares shall be issued, and any fractional shares resulting from adjustments shall be eliminated, with an appropriate cash adjustment. The Restricted Stock shall vest upon the occurrence of a Change in Control, and the shares may be transferred free of the restrictions under the Plan and this Agreement, except for restrictions that the Company may reasonably specify to ensure compliance with federal and state securities laws; provided, however, that if the vesting, when considered with all payments and benefits from the Company to Employee, constitutes a “parachute payment” under Section 280G(b)(2) of the Code, then Employee’s rights to the Restricted Stock shall vest only to the extent that the aggregate present value of all payments and benefits in the nature of compensation to which Section 280G(b)(2) applies does not exceed two hundred ninety-nine percent of Employee’s Average Annual Compensation.

        7.        Employment by Clarkston Financial Corporation. The award of Restricted Stock under this Agreement shall not interfere with or limit in any way the right of the Company or any of its subsidiaries to terminate Employee at any time or confer upon Employee any right to continue in the employ of the Company or any of its subsidiaries.

        8.        Shareholder Rights. During the Restricted Period, Employee shall have all rights of a shareholder with respect to the Restricted Stock, including (a) the right to vote any shares at shareholders’ meetings, (b) the right to receive, without restriction, all cash dividends paid with respect to the Restricted Stock, and (c) the right to participate with respect to the Restricted Stock in any stock dividend, stock split, recapitalization, or other adjustment in the common stock of the Company or any merger, consolidation, or other reorganization involving an increase or decrease or adjustment in the Company’s common stock. Any new, additional, or different shares or other security received by Employee pursuant to any stock dividend, stock split, recapitalization, or reorganization shall be subject to the same terms, conditions, and restrictions as those relating to the Restricted Stock for which such shares were received. After the Restricted Stock vests, Employee shall have all shareholder rights, including the right to transfer the shares, subject to such conditions as the Company may reasonably specify to ensure compliance with federal and state securities laws.

        9.        Withholding. The Company or a subsidiary shall make such provisions as it deems appropriate for the withholding of any taxes determined to be required to be withheld in connection with the award of Restricted Stock to Employee or the lapse of restrictions. Withholding may be satisfied by delivery to the Company of previously owned common stock.

        10.        Effective Date. This award of Restricted Stock shall be effective as of the date first set forth above.

        11.        Amendment. This Agreement shall not be modified except in a writing executed by the parties hereto.

        12.        Plan Controls. The Plan is incorporated in this Agreement by reference. Capitalized terms not defined in this Agreement shall have those meanings provided in the Plan. In the event of any conflict between the terms of this Agreement and the terms of the Plan, the provisions of the Plan shall control.

        This Restricted Stock has been awarded by Clarkston Financial Corporation by authority of its Compensation Committee.

CLARKSTON FINANCIAL CORPORATION By —————————————— EMPLOYEE ———————————————— Signature ———————————————— Print Name

Note to Employees: Important tax consequences are determined by whether the Employee receiving a Restricted Stock award files an election with the Internal Revenue Service pursuant to Section 83 of the Internal Revenue Code of 1986, as amended. By signing this Restricted Stock Agreement Employee agrees that he or she is not relying on the Company for any tax advice.

Exhibit 10.8

CLARKSTON FINANCIAL CORPORATION

EMPLOYEE STOCK PURCHASE PLAN

        1.        Purpose. The purpose of the Clarkston Financial Corporation Employee Stock Purchase Plan (the “Plan”) is to provide employees of Clarkston Financial Corporation (the “Company”) and the Company’s subsidiaries with a further inducement to continue their employment with the Company and to encourage such employees to increase their efforts to promote the best interests of the Company by permitting them to purchase shares of common stock, no par value per share (the “Shares”) of the Company, at a price less than the market price, under such circumstances that the purchase qualifies as the exercise of an option granted under an employee stock purchase plan, as defined by Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”).

        2.        Administration. The Plan shall be administered by a committee appointed by the Board of Directors of the Company (the “Committee”). The Committee shall consist of not less than three (3) members who are not eligible to participate in the Plan. The Board of Directors may from time to time remove members from, or add members to, the Committee. Vacancies on the Committee shall be filled by the Board of Directors. The Committee may establish from time to time such regulations, provisions and procedures, within the terms of the Plan, as in the opinion of its members may be advisable in the administration of the Plan. The Committee shall keep minutes of its meetings. A majority of the Committee shall constitute a quorum, and the acts of a majority of the members present at any meeting at which a quorum is present, or acts reduced to or approved in writing by a majority of the members of the Committee, shall be the valid acts of the Committee. The interpretation and construction by the Committee of any provisions of the Plan shall be final and conclusive. Each person who is or shall have been a member of the Committee shall be indemnified and held harmless by the Company from and against any cost, liability, or expense imposed or incurred in connection with such person’s or the Committee’s taking or failing to take any action under the Plan. Each such person may rely on information furnished in connection with the Plan’s administration by any appropriate person or persons.

        3.        Eligibility. Participation under the Plan shall be open to all active employees (the “Eligible Employees”) of the Company or a subsidiary of the Company except: (a) employees who have not been continuously employed by the Company or a subsidiary of the Company on a full-time basis for at least 12 months at the beginning of an Option Period (as hereinafter defined); (b) employees whose customary employment by the Company or a subsidiary of the Company is for less than 20 hours per week; and (c) employees whose customary employment is less than five months in a calendar year. The exceptions providing that certain active employees are not Eligible Employees shall be interpreted in the Company’s discretion and the Company may provide that once an active employee is an Eligible Employee that such person will remain an Eligible Employee as long as he or she remains an employee. No option rights shall be granted under the Plan to any person who is not an Eligible Employee, and no Eligible Employee shall be granted option rights under the Plan: (a) if such employee, immediately after receiving the grant of such option rights under the Plan, owns (under the rules of Section 423(b)(3) and 424(d) of the Code) stock possessing five percent (5%) or more of the total combined voting power or value of all classes of stock of the Company; or (b) which permit such employee to purchase Shares under this Plan and any other employee stock purchase plan of the Company (but not an incentive stock option plan) at option prices aggregating more than Twenty Thousand Dollars ($20,000) of the purchase price of the shares (determined at the time the respective options are granted) in any one calendar year and, notwithstanding anything to the contrary, in no event may such option rights accrue at a rate which exceeds that permitted by Section 423(b) (8) of the Code.

        4.        Shares Available for Plan. Purchases of Shares pursuant to this Plan may be made out of the Company’s presently or hereafter authorized but unissued Shares, or from outstanding Shares, or partly out of each, as determined by the Board of Directors. The maximum number of Shares which may be purchased under the Plan is fifty thousand (50,000) Shares, subject, however, to adjustment as hereinafter set forth. In the event the Company shall, at any time after the effective date of the Plan, change its issued Shares into an increased number of Shares, with or without par value, through a stock dividend or stock split, or into a decreased number of Shares, with or without par value, through a combination of Shares, then effective with the record date for such change, the maximum number of Shares which thereafter may be purchased under the Plan shall be the maximum number of Shares which, immediately prior to such record date, remained available for purchase under the Plan, proportionately increased, in the case of such stock dividend or split, or proportionately decreased, in the case of such combination of Shares. In the event of any other change affecting Shares, such adjustment shall be made as may be deemed equitable by the Board of Directors to give proper effect to such event.

        5.        Effective Dates. This Plan shall become effective on February 18, 2005, provided that the Plan is subsequently approved, at a duly called meeting (or any adjournment thereof) of the shareholders of the Company not later than the first anniversary of adoption of the Plan by the Board of Directors. The first “Option Period” under the Plan shall commence on July 1, 2005, and end on September 30, 2005. Thereafter, as long as the Plan remains in effect, a new “Option Period” shall commence on the first day of each calendar quarter year and end on the last day of each such calendar quarter year.

        6.        Participation. An employee of the Company or a subsidiary of the Company who is an Eligible Employee at or prior to the first day of any Option Period may become a Participant as of such date by at least seven (7) days prior to such date, completing and delivering a payroll deduction Authorization Form (the “Authorization”) to the Company’s payroll department. The Authorization will direct a regular payroll deduction from the Participant’s compensation to be made on each of the Participant’s pay dates occurring during each Option Period in which he or she is a Participant.

        7.        Payroll Deductions. The Company or the appropriate subsidiary of the Company will maintain payroll deduction accounts for all employees who are Participants and who have filed Authorizations for Payroll Deduction. Payments made by Participants shall be credited to the Participant’s Stock Purchase Account (the “Purchase Account”). No amounts other than payroll deductions authorized under this Plan may be credited to a Participant’s Purchase Account. Subject to Section 3 above, a Participant may authorize a payroll deduction in any amount not less than Ten Dollars ($10) for each pay period, but not more than a maximum of fifteen percent (15%) of the Participant’s regular wages (not including any bonuses), before withholding or other deduction, with respect to which payments are to be made to him or her by the Company on such pay date. In no event shall payments of any kind for credit to a Purchase Account by or on behalf of any Participant aggregate more than Ten Thousand Dollars ($10,000) by payroll deduction in any calendar year.

        8.        Changes in Payroll Deduction. Payroll deductions shall be made for each Participant in accordance with the Participant’s Authorization and shall continue until the Participant’s participation terminates, the Authorization is revised or revoked, or the Plan terminates. A Participant may, as of the beginning of any Option Period, increase or decrease the Participant’s payroll deduction within the limits specified in Section 7 by filing a new Authorization at least seven (7) days prior to the beginning of such Option period.

        9.        Termination of Participation-Withdrawal of Funds. A Participant may for any reason and at any time, on written notice given to the Company prior to the Participant’s last pay date in any Option Period, elect to terminate his or her participation in the Plan and permanently draw out the balance accumulated in his or her Purchase Account. Upon any such termination by a Participant, he or she shall cease to be a Participant, his or her Authorization shall be revoked effective upon receipt, and the amount to his or her credit in his or her Purchase Account (exclusive of accounts payable in respect of the exercise of any option to purchase Shares theretofore granted under the Plan), as well as any unauthorized payroll deductions made after such revocation, shall be promptly refunded in cash to the former Participant. An Eligible Employee who has thus terminated participation in the Plan may thereafter begin participation in the Plan again only after the expiration of three of the Company’s full fiscal quarters after such termination and withdrawal of funds occurred. Partial withdrawals of funds shall not be permitted.

        10.        Purchase of Shares. During each Option Period while this Plan remains in effect, each Participant shall be granted an option as of the last business day of such Option Period for the purchase of as many full Shares, but not less than one (1) full share, as may be purchased with the funds in his or her Purchase Account. This election shall be automatically made as provided in this Section unless the Participant terminates participation as provided in Section 9. The purchase price for each Share purchased shall be ninety-five percent (95%) of the fair market value of a Share on the last day of the Option Period (the “Purchase Date”), where fair market value means the closing sale price reported on the OTC Bulletin Board on the Purchase Date or on such other stock exchange or quotation system on which the Shares are then listed or quoted. If such percentage results in a fraction of a cent, the purchase price shall be increased to the next higher full cent. If, as of each Purchase Date, the Participant’s Purchase Account contains sufficient funds to purchase at least one (1) or more full Share(s), the Participant shall be deemed to have exercised an option to purchase any such Share(s) at the purchase price; the Participant’s Purchase Account shall be charged for the amount of the purchase; and an entry shall be made to the Participant’s account. As of each subsequent Purchase Date when sufficient funds have again accrued in the Participant’s Purchase Account to purchase one (1) or more Share(s), Share(s) will be purchased in the same manner. Any balance remaining in a Participant’s Purchase Account after a Purchase Date will be carried forward into the following Option Period. Notwithstanding the foregoing, any balance remaining in a Purchase Account at the termination of the Plan will be automatically refunded to the Participant in accordance with Section 17.

        11.        Registration of Certificates. Upon the request of a Participant during participation in the Plan, and upon a Participant’s termination of participation, a stock certificate representing the full number of shares of Stock owned by such Participant under the Plan shall be issued and delivered to the Participant. Fractional share interests shall be paid in cash to the Participant. Certificates may be registered only in the name of the Participant or the names of the Participant and his or her spouse.

        12.        Rights as a Shareholder. None of the rights or privileges of a shareholder of the Company shall exist with respect to Shares purchased under this Plan unless and until certificates representing such Shares shall have been issued.

        13.        Rights on Retirement, Death or Termination of Employment. In the event of a Participant’s retirement, death or termination of employment, no payroll deduction shall be taken from any pay due and owing to a Participant at such time, and the balance in the Participant’s Purchase Account shall be paid to the Participant or, in the event of the Participant’s death, to the Participant’s estate.

        14.        Rights Not Transferable. Rights under this Plan are not transferable by a Participant and are exercisable only by the Participant during his or her lifetime.

        15.        Application of Funds. All funds received or held by the Company under this Plan may be commingled with other funds and may be used by the Company for any corporate purpose.

        16.        Amendment of the Plan. The Board of Directors of the Company may at any time, or from time to time, amend this Plan in any respect, except that, without the approval of the Company’s shareholders, no amendment shall be made: (a) increasing the number of Shares approved for this Plan (other than as provided in Section 4); (b) decreasing the Purchase Price per Share; (c) changing the eligibility requirements for participation in this Plan; or (d) which would render options granted under the Plan unqualified for special tax treatment under the Code.

        17.        Termination of the Plan. Unless sooner terminated as hereinafter provided, this Plan shall terminate on February 18, 2015. The Company may, by action of its Board of Directors, terminate the Plan at any time. Notice of termination shall be given to all then Participants, but any failure to give such notice shall not impair the termination. Upon termination of the Plan, all amounts in Purchase Accounts of Participants shall be promptly refunded.

        18.        Governmental Regulations. The Company’s obligation to sell and deliver Shares under this Plan is subject to the approval of any governmental authority required in connection with the authorization, issuance, or sale of such Shares. If, at any time, Shares deliverable hereunder are required to be registered or qualified under any applicable law, or delivery of such Shares is required to be accompanied or preceded by a prospectus or similar circular, delivery of certificates for such Shares may be deferred for a reasonable time until such registrations or qualifications are effected or such prospectus or similar circular is available.

CERTIFICATION

        The foregoing Plan was duly adopted by the Board of Directors on the 18th day of February, 2005, subject to approval by the Company’s shareholders.

/s/ Bruce McIntyre —————————————— Bruce McIntyre Secretary Clarkston Financial Corporation

Exhibit 13

APPENDIX A

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

        The Company has grown significantly during its first five years of operations and as of December 31, 2004, had total assets of $163.4 million, a 14.6% increase over December 31, 2003. In December of 2003, the Company raised $4.0 million in trust preferred securities to provide additional capital for future growth. We believe that our community bank model coupled with a culture that fosters excellent customer service and tight expense controls will provide future opportunities to grow the Company into the future.

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

Recent Accounting Pronouncements:

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

SFAS No. 123 (revised 2004), “Share-Based Payment” which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement focuses primarily on accounting for transactions in which an entity obtains an employee services in share-based payment transactions. This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Stock Ownership Plans.” This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. The provisions of SFAS No. 123 (revised 2004) will be effective for the Company’s financial statements issued for periods beginning after June 15, 2005. The adoption of this revised Statement is not expected to have a material impact on the Company’s consolidated financial statements.

Off Balance Sheet Transactions

        Other than unfunded loan commitments and standby letters of credit there are no off balance sheet commitments. The Bank does not syndicate loans, has sold no loan participations under an agreement to repurchase and is not obligated to assume any liability not noted in its balance sheet. The Company’s borrowings contain no loan agreement covenants or conditions that will restrict its growth or ability to manage its assets. The Bank has arranged for liquidity lines of credit with two lenders, one commercial bank and the Federal Reserve Bank of Chicago. Moreover, the Bank is a member of the Federal Home Loan Bank of Indianapolis, further providing access to lower interest bearing funds as needed.

Financial Condition

        Summary.        Total assets of the Company increased to $163.4 million at December 31, 2004, from $142.6 million at December 31, 2003, an increase of 14.6%. This asset growth was funded with growth in total deposits of $6.7 million, or 5.3% to $133.3 million at December 31, 2004 from $126.6 million at December 31, 2003 and growth in other borrowings of $12.2 million, to $16.2 million at December 31, 2004 from $4.0 million at December 31, 2003. The increase in assets and deposits is primarily attributable to the Bank continuing to attract new customers through its expanding operations. Management attributes the growth in deposits to quality customer service and the desire of customers to deal with a convenient, local community bank. The Company anticipates that the Bank’s assets will continue to increase during 2005 and beyond, though at a slower rate than has been the case during the first six years of operation. The Bank joined the Federal Home Loan Bank during 2003 and took advantage of low cost borrowings in 2004 to help fund the loan growth.

        Virtually all of the deposit growth has been used to fund growth in the loan portfolio. Outstanding loans increased 33.4% to $112.2 million from $84.1 million during the period December 31, 2003 to December 31, 2004. Management has increased the size of its lending staff throughout the year to complement this growth. This is consistent with the Bank’s strategy of changing its balance sheet mix during the year to focus on higher interest yielding loans. As a result, the investment portfolio decreased from $49.1 million at December 31, 2003 to $44.4 million at December 31, 2004. Management seeks to increase the Bank’s net interest margin through reemploying principal cash flow on lower interest bearing securities into higher interest bearing loans. Management expects this trend to continue during 2005.

        Cash and Cash Equivalents. Cash and cash equivalents, which include federal funds sold and short term investments, decreased $4.0 million, or 50.6%, to $3.9 million at December 31, 2004, from $7.9 million at December 31, 2003. The decrease is primarily in federal funds sold due to excess monies being deployed into higher yielding loans.

        Securities. Securities held by the Bank at December 31, 2004, totaled $44.4 million compared to $49.1 million at December 31, 2003. All securities are classified as “Available for Sale” and may be sold to meet the Bank’s liquidity needs. The primary objective of the Company’s investment activity is to provide for the safety of the principal invested. Secondary considerations include earnings, liquidity and overall exposure to changes in interest rates. It has been the policy and practice to accept no credit risk in the investment portfolio in compliance with the Bank’s primary investment objective. Excluding investments in U.S. Treasury and U.S. Government Agency Securities, there were no investments in securities of any one issuer, which exceeded 10% of shareholders’ equity.

      Securities Available for Sale Portfolio at Carrying Value (in thousands)

	Year Ended December 31

	2004	2003	2002

U.S. Treasury and U.S. Government Agencies	$26,111	$24,969	$23,351
Municipal bonds	14,791	18,659	20,021
Collateralized Mortgage Obligations	3,482	5,436	11,370

Total	$44,384	$49,064	$54,742

        The Loan Portfolio. The growing North Oakland County market in which the Bank is located provides excellent opportunities for the Bank to grow its loan portfolio. Loans outstanding grew by $28.1 million for the period from December 31, 2003 to December 31, 2004. Although the majority of loans are made to businesses in the form of commercial loans and real estate mortgages, the residential lending portfolio grew more, on a percentage basis, growing 106.6%, from $7.6 million to $15.7 million at December 31, 2003 and 2004 respectively. The commercial loan portfolio grew $20.6 million, or 28.4%, to $93.1 million at December 31, 2004 from $72.5 million at December 31, 2003. A portion of the residential loan production is held for sale and sold to investors on a servicing released basis. However, there are, at times, 1st and 2nd mortgage loans originated which are placed in the Bank’s portfolio that do not meet secondary market standards but do represent good credit quality loans. The Bank originated over $18.5 million in mortgage loans during 2004. The growth in the loan portfolio from year to year is consistent with our business plan. The table below discloses the composition of the loan portfolio:

        Loan Portfolio Composition (in thousands of dollars)

	Year Ended December 31

	2004		2003		2002

	Amount	%	Amount	%	Amount	%

Commercial	$93,121	83%	$72,534	86%	$46,460	85%
Residential Real Estate	15,693	14	7,642	9	4,668	8
Consumer	3,372	3	3,876	5	3,594	7

Total Loans	112,186	100%	84,052	100%	54,722	100%

Less:
Allowance for Loan Losses	(1,280)		(1,092)		(696)

Total Loans Receivable, Net	$110,906		$82,960		$54,026

      Maturities and Sensitivities of Loans to Changes in Interest Rates (in thousands of dollars)

        The following table shows the amount of total loans out standing as of December 31, 2004 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

	Maturing

	Within one Year	After one but Within Five Years	After five years	Total

Commercial	$30,907	$57,959	$4,255	$93,121
Residential Real Estate	5,139	2,203	8,351	15,693
Consumer	451	1,888	1,033	3,372

Totals	$36,497	$62,050	$13,639	$112,186

        Below is a schedule of the loan amounts maturing or repricing and are classified according to their sensitivity to changes in interest rates.

	Interest Sensitivity

	(in thousands of dollars)
	Fixed Rate	Variable Rate	Total

Due within three months	$2,939	$42,682	$45,621
Due after three months within 1 year	4,691	2,083	6,774
Due after one but within five years	50,970	110	51,080
Due after five years	8,665	47	8,711

Total	$67,265	$44,921	$112,186

         Non-Performing Assets. Non-performing assets consist of nonperforming, foreclosed, restructured and non-accrual loans. As of December 31, 2004, there were no loans classified as non-performing.

        Loan performance is reviewed regularly by external loan review specialists, loan officers, and senior management to assure that policies are being followed and loan quality standards are being maintained. Whenever reasonable doubt exists concerning the collectibility of interest or principal as well as collateral position on a loan, that loan will be placed in non-accrual status. Any interest previously accrued but not collected at that time will be reversed and charged against current earnings. Management is not aware of any recommendations by regulatory agencies, which, if implemented, would have a material impact on the Corporation’s liquidity, capital or operations.

        The following table summarizes the Bank’s non-performing loans for the respective years ending December 31:

	2004	2004	2004

Non-accrual, Past Due and Restricted Loans (in thousands of dollars)

Loans accounted for on a non-accrual basis	$0	$0	$0

Accruing loans that are contractually past due
90 days or more as to interest or principal payments	0	0	0

Total	$0	$0	$0

Loan Loss Experience (in thousands)

        The following table summarizes changes in the allowance for credit losses arising from additions to the allowance which have been charged to expense, selected ratios, and the allocation of the allowance for credit losses.

	Amount as of December 31,

	2004	2003	2002

Total loans at year end	$112,186	$84,052	$54,722
Average daily balances of loans for the year	96,045	75,761	42,200
Allowance for credit losses at beginning of period	1,092	696	419

Loan charge-offs during the period
Commercial	200	100	5
Real Estate-Mortgages	0	0	0
Consumer	54	44	8

Total charge-offs	254	144	13

Loan recoveries during the period
Commercial	0	43	47
Real Estate-Mortgages	0	0	0
Consumer	112	1	0

Total recoveries	112	44	47

Net recoveries/(charge-offs)	(142)	(100)	34

Provision charged to expense	330	496	243

Allowance for credit losses at end of period	1,280	1,092	696

Ratio of net recoveries/(charge-offs) during the
period to loans outstanding at year-end	(0.13%)	(0.12%)	.06%

Allowance for loan losses to loans outstanding at year-end	1.14%	1.30%	1.27%

Allocation of the Allowance for Loan Losses

        The allowance for loan losses as of December 31, 2004 was $1.3 million representing approximately 1.14% of gross loans outstanding and at December 31, 2003, was $1.1 million, which represented approximately 1.30% of gross loans outstanding at that time. As noted in the table below which depicts the allocation of reserves, and consistent with 2003, there was a material increase in the level of reserves allocated to real estate. The residential mortgage loan portfolio more than doubled on a percentage basis over December 2003, and grew from 9% of the total loan portfolio to 14% at December 31, 2004. Management does not believe that the credit quality of this portfolio as a whole has declined materially from prior periods, the growth in the allowance allocated to this portfolio is due solely to the growth in the portfolio.

        The Bank has not experienced any material credit losses in the five years of operations ended December 31, 2004. The allowance for loan losses is maintained at a level management feels is adequate based on internal quarterly assessments, external loan review and other industry standards.

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

        Over the past five years the allowance has increased as a result of increased loan production. Due to the lack of seasoning of our portfolio as well as continued soft economic conditions we feel it is prudent to continue to contribute to our loan loss allowance. We expect to continue to grow our loan portfolio and likewise will likely continue to contribute to the allowance. Moreover, it is also expected that the level of loan losses may increase in the future as our portfolio continues to grow and becomes more seasoned. However, we currently feel we have an adequate allowance for loan loss to mitigate any potential losses inherent within the loan portfolio.

      Allowance for Loan Losses (in thousands)

	Year Ended December 31

	2004		2003		2002

	Allowance Amount	% of each category to total loans	Allowance Amount	% of each category to total loans	Allowance Amount	% of each category to total loans

Commercial	$1,081	0.96%	$980	1.17%	$487	0.89%
Residential	144	0.13	74	0.09	110	0.20
Consumer	55	0.05	26	0.03	99	0.18
Unallocated	0	0.00	12	0.01	0	0.00

	$1,280	1.14%	$1,092	1.30%	$696	1.27%

        The above allocations are not intended to imply limitations on the usage of the allowance. The entire allowance is available for any future loans without regard to loan type.

        Premises and Equipment. Premises and equipment increased $1.0 million or 71.4% from $1.4 million at December 31, 2003 to $2.4 million at December 31, 2004. The increase is due primarily to the opening of our fifth branch. Also contributing to the increase was the continued investment in technology.

        Deposits. The deposit gathering activities for the Bank are accomplished through traditional means utilizing our five branch network as well as competitive pricing and excellent customer service. We offer both business and personal accounts including but not limited to checking, savings, money market and certificates of deposit with an array of different terms. These deposits are gathered from local consumers and businesses within the markets served by the Bank. Our competitive pricing and strong customer service has contributed to our strong deposit growth and continues to provide a stable core funding base for the Bank. Moreover, we use no brokered deposits outside of our designated market area to assist in funding the Bank’s operations.

        As of December 31, 2004, deposits totaled $133.3 million. This represents a 5.3% increase from December 31, 2003 when deposits were $126.6 million. Non-interest bearing demand deposits increased by 8.8% or $1.6 million from $18.2 million at December 31, 2003 to $19.8 million at December 31, 2004. Likewise, interest bearing deposits increased 4.7% to $113.5 million at December 31, 2004, compared to $108.4 million at December 31, 2003. During 2004 we introduced an internet banking product to provide another channel from which to service our customers. In addition, new deposit relationships continue to be a residual benefit of the growth in the commercial loan portfolio.

Average Daily Deposits (in thousands)

        The following table sets forth the average deposit balances and the weighted average rates paid thereon.

	Average for the Year 2004		Average for the Year 2003		Average for the Year 2002

	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate

Noninterest bearing demand	$18,731	0.00%	$16,972	0.00%	$11,663	0.00%
MMDA/Savings	62,827	1.78%	47,751	1.90%	30,330	2.42%
Time	46,341	3.35%	43,864	3.38%	45,347	4.12%

Total Deposits	$127,899	2.08%	$108,587	2.20%	$87,340	2.98%

Maturity Distribution of Time Deposits of $100,000 or More (in thousands)

        The following table summarizes time deposits in amounts greater than $100,000 by time remaining until maturity as of December 31, 2004, 2003, and 2002:

	Year Ended December 31

	2004	2003	2002

Three months or less	$3,924	$2,178	$7,209
Over three months through one year	9,692	9,925	8,569
Over one year	13,983	12,609	8,377

	$27,598	$24,712	$24,155

        Retained Earnings. Consists of retained earnings less any dividends paid to shareholders. As of December 31, 2004, the Company had retained earnings of $3.6 million as compared to $2.4 million at December 31, 2003. There were no dividends paid to shareholders in 2004 or 2003.

Results of Operations

        Summary of Results. The Company earned net income of $1.3 million for the year ended December 31, 2004, compared with net income of $1.5 million in 2003, a 13.3% decrease. Significant fluctuations from 2003 to 2004 included a $1.0 million, or 23.8%, increase in net interest income before provision for loan loss, a $200,000, or 40.0%, decrease in provision for loan loss, a $400,000, or 36.4%, decrease in other operating income and a $1.0 million, or 33.3% increase in other operating expenses.

Performance Ratios (in thousands, except per share data).

	Year Ended December 31

	2004	2003	2002

Net Income	$1,277	$1,468	$801
Weighted average number of shares outstanding	1,036	1,029	1,026
Basic Profit per share	$1.23	$1.43	$0.78
Fully Diluted Profit per Share	$1.20	$1.41	$0.78

Earnings ratios:
Return on average assets	0.84%	1.14%	0.79%
Return on average equity	10.96%	14.32%	8.88%
Average equity to average assets	7.65%	7.99%	8.87%
Dividend payout ratio	0	0	0

         Net Interest Income. Net interest income increased $1.0 million, or 23.8% from $4.2 million at December 31, 2003 to $5.2 million at December 31, 2004. The increase in net interest income was caused in large part by the continued growth in the loan portfolio, and the new securities purchased in the prior year being higher yielding than those which were sold. In addition, deposit rates were held fairly stable over the course of the year. These positive items were offset partially by a slightly falling yield on the loan portfolio. This was caused by a highly competitive lending market and the mix of loans continuing to show a higher ratio of relatively lower yielding real estate loans. These changes in the loan mix are in accordance with the Company’s business plan.

The following schedule presents the average daily balances, interest income, interest expense and average rates earned and paid for the Corporation’s major categories of assets, liabilities, and shareholders’ equity for the periods indicated (dollars in thousands):

	2004			2004			2002

	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost

Assets:
Short term investment	$6,019	$85	1.41%	$6,166	$67	1.09%	$4,219	$69	1.64%
Securities:
Taxable	25,885	1,008	3.89%	20,448	591	2.89%	40,250	2,020	5.02%
Tax-exempt	20,181	692	3.43%	22,403	805	3.59%	11,645	542	4.65%
Loans	96,045	6,448	6.71%	75,761	5,273	6.96%	42,200	3,311	7.85%

Total earning assets/total	148,130	8,233	5.56%	124,778	6,736	5.40%	98,314	5,942	6.04%
interest income
Cash and due from banks	2,995			2,335			1,959
Unrealized Gain (Loss)	(257)			96			(34)
All other assets	2,527			2,010			1,962
Allowance for loan loss	(1,160)			(939)			(520)

Total assets	152,235	8,233	5.41%	128,280	6,736	5.25%	101,681	5,942	5.84%
Liabilities and Stockholders' Equity
Interest bearing deposits:
MMDA, Savings/NOW
accounts	62,827	1,121	1.78%	55,623	1,072	1.93%	34,346	839	2.44%
Time	46,341	1,554	3.35%	43,864	1,484	3.40%	45,347	1,870	4.12%
Fed Funds Purchased	14	1	7.14%	93	1	1.08%	0
Other borrowed Money	11,236	320	2.85%	197	9	4.57%	0

Total interest bearing	120,418	2,996	2.49%	99,580	2,566	2.57%	79,693	2,709	3.40%
liabilities/interest expense
Noninterest bearing deposits	19,231			16,972			11,663
All other liabilities	939			1,283			1,303
Stockholders' Equity:
Unrealized Holding Gain (Loss)	(89)			63			(25)
Common Stock, Surplus,
Retained Earnings	11,736			10,185			9,047

Total liabilities and
stockholders' equity	152,235	2,996	1.97%	128,280	2,566	2.00%	101,681	2,709	2.66%
Interest spread		5,237			4,170			3,233
Net interest income - FTE		5,237			4,170			3,233
Net Interest Margin as a
Percentage of Average
Earnings Assets - FTE	148,130	5,237	3.54%	124,778	4,170	3.34%	98,314	3,233	3.29%

        Rate / Volume Analysis of Net Interest Income. The following schedule presents the dollar amount of changes in interest income and expense for major components of earning assets and interest-bearing liabilities, distinguishing between changes related to outstanding balances and changes due to interest rates.

	2004 Compared to 2003				2003 Compared to 2002

	Change Due to Rate	Change Due to Volume	Change Due to Mix	Total Change	Change Due to Rate		Change Due to Volume	Change Due to Mix	Total Change

	(in thousands)
Federal funds sold	$20	$(2)	$0	$18	$	(23)	$32	$(11)	$(2)
Investment securities--taxable	205	157	55	417		(857)	(994)	422	(1,429)
Investment securities--tax-exempt	(37)	(80)	4	(113)		(123)	500	(114)	263
Loans, net of unearned income	(187)	1,412	(50)	1,175		(376)	2,635	(297)	1.962

Total interest income	1	1,487	9	1,497		(1,379)	2,173	0	794

Interest bearing deposits	(118)	249	(12)	119		(662)	673	(164)	(153)
Federal funds borrowed	6	(1)	(5)	0		0	0	1	1

Other borrowed funds	(3)	504	(190)	311		0	0	9	9

Total interest expense	(115)	752	(207)	430		(662)	673	(154)	(143)

Net interest income	$116	$735	$216	$1,067		($ 717)	$1,500	$154	$937

Composition of Average Earning Assets and Interest Bearing Liabilities (dollars in thousands):

	Year Ended December 31, 2004		Year Ended December 31, 2003		Year Ended December 31, 2002

As a percentage of average earning assets
Loans	$96,045	64.8%	$75,761	60.7%	$42,200	42.9%
Other earning assets	52,085	35.2%	49,017	39.3%	56,114	57.1%

Average earning assets	$148,130	100.0%	$124,778	100.0%	$98,314	100.0%

As a percent of average interest bearing liabilities
Savings and DDA accounts	62,827	52.2%	55,623	55.9%	34,346	43.1%
Time deposits	46,341	38.5%	43,864	44.0%	45,347	56.9%
Other borrowings	11,250	9.3%	93	0.1%	0	0%

Average interest bearing liabilities	$120,418	100.0%	$99,580	100.0%	$79,693	100.0%

Earning asset ratio	97.3%		97.3%		96.7%

        Provision for Loan Loss. The provision for loan losses for the year ended December 31, 2004 was $330,000 compared to $496,000 at December 31, 2003. The reduction of the provision is due to the continued adjustment from a peer-based level of reserves to one that is based more upon the historical losses experienced by the Company. In addition the continued shift in loan mix to more real estate secured loans also reduces the required amount of reserves. Management will continue to monitor its loan loss performance and adjust its loan loss reserve to more closely align itself to its own history of loss experience.

         Non-Interest Income. Other operating income decreased from $1.1 million in 2003 to $700,000 in 2004, a 36.4% decrease. This decrease is the primarily the result of a lower volume of securites sales causing a realized loss during 2004 of $26,000 compared to a realized gain of $532,000 during 2003, offset by an increase in fee income of $164,000, or 34.7%. The Bank continues to sell securites to meet growth needs and increase net interest margin through redeployment of cash received into higher yielding loans. Though this practice will continue for the foreseeable future, gains realized on the sale of investment securities are not considered core income and are subject to interest and market rate fluctuations, therefore, past gains realized on the sale of these items are not expected to continue in the future.

        Non-Interest Expense. Non-interest expense consists of monthly operating expenses and for the year ended December 31, 2004, was $4.0 million compared with $3.0 million for the year ended December 31, 2003, an increase of $1.0 million, or 33.3%. The main component of non-interest expense is salaries and benefits which totaled $1.9 million for 2004 and $1.5 million for 2003, an increase of $400,000, or 26.7%. This increase is directly attributable to adding more staff to further support growth, including additional lending personnel and personnel related to the Bank’s new loan production office in Milford, Michigan. Another significant component of operating expense is occupancy expense which increased $128,000, or 33.6%, to $509,000 in 2004 from $381,000 in 2003. This increase is primarily due to increased rents at various locations, a full year of rent at our loan center and for the land on which our newest branch sits and rent on our Milford loan center. Outside processing costs increased from $195,000 at December 31, 2003 to $368,000 at December 31, 2004, a $173,000 or 88.7% increase. This increase was due to in large part to a network maintenance contract and a contract to outsource proof operations. The costs of the maintenance contract increased from $22,000 in 2003 to $82,000 in 2004. As a result of this increase the contract was discontinued in the 4th quarter upon bringing this function in-house. Also contributing to this increase was increased transaction and account volumes. Finally, professional fees saw a $114,000, or 63.7% increase, from $179,000 at December 31, 2003 to $293,000 at December 31, 2004. The increase in this expense was due mostly to an increase in legal and other fees, primarily associated with compliance with the Sarbanes-Oxley act and the exploration of new growth opportunities, including DeNovo banks.

Liquidity and Capital Resources

        The Company obtained its initial equity capital in an initial public offering of its common stock in November 1998. The Company had successfully grown through its first four years of operation and during 2003, the Company evaluated the need to raise additional capital in order to keep pace with the current growth strategy. In December 2003, the Company completed an offering of $4.0 million of cumulative preferred securities (“Trust Preferred Securities”) to further support growth into the immediate future.

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

Capital Resources at December 31, 2004 (in thousands)

	Tier 1 Leverage Ratio	Tier 1 Capital Ratio	Total Risk-Based Capital Ratio

Minimum regulatory requirement for
Capital adequacy	4.00%	4.00%	8.00%
Well capitalized regulatory level	5.00%	6.00%	10.00%
Consolidated	10.06%	13.45%	14.50%
Bank	8.29%	10.98%	12.04%

Capital Resources at December 31, 2003 (in thousands)

	Tier 1 Leverage Ratio	Tier 1 Capital Ratio	Total Risk-Based Capital Ratio

Minimum regulatory requirement for
Capital adequacy	4.00%	4.00%	8.00%
Well capitalized regulatory level	5.00%	6.00%	10.00%
Consolidated	10.67%	15.27%	16.41%
Bank	8.01%	11.45%	12.59%

The following table shows the dollar amounts by which the Company’s capital (on a consolidated basis) exceeds current regulatory requirements on a dollar-enumerated basis:

	Tier 1 Leverage	Tier 1 Capital	Total Risk-Based Capital

Consolidated	(in thousands of dollars)
Capital balances at December 31, 2004
Required regulatory capital	$6,524	$4,881	$9,761
Capital in excess of regulatory minimums	9,884	11,527	7,927

Actual capital balances	$16,408	$16,408	$17,688

Bank	(in thousands of dollars)
Capital balances at December 31, 2004
Required regulatory capital	$6,433	$4,857	$9,713
Capital in excess of regulatory minimums	6,900	8,476	4,900

Actual capital balances	$13,333	$13,333	$14,613

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

Market Risk Analysis

        Our primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. All of our transactions are denominated in U.S. dollars with no specific foreign exchange exposure. Clarkston Financial Corporation has no agricultural-related loan assets, and therefore has no significant exposure to changes in commodity prices. As a result, our market risk exposure is mainly comprised of our sensitivity to interest rate risk. Our balance sheet has sensitivity, in various categories of assets and liabilities, to changes in prevailing rates in the U.S. for prime rate, mortgage rates, U.S. Treasury rates and various money market indicies. Our asset/liability management process aids us in providing liquidity while maintaining a balance between interest earning assets and interest bearing liabilities.

        We use two interest rate risk measurement techniques in our interest rate risk management. The first is static gap analysis. This measures the difference between the dollar amounts of interest sensitive assets and liabilities that will be refinanced or repriced during a given time period. A significant repricing gap could result in a negative impact to our net interest margin during periods of changing market interest rates.

        Listed in the table below is the Bank’s gap position as of December 31, 2004.

Asset / Liability GAP Position for the Year Ended December 31, 2004 (in thousands)

	1 to 3 Months	4 to 12 Months	12 to 60 Months	Over 60 Months	Total

Interest-Earning Assets
Federal Funds sold	$1,916	$0	$0	$0	$1,916
Investment securities	527	1,505	29,188	13,164	44,384
Loans	45,621	6,774	51,080	8,711	112,186

Total interest-earning assets	48,064	8,279	80,268	21,875	158,486

Interest Bearing Liabilities
DDA, Money Market and Savings Accounts	1,004	24,947	34,893	2,487	63,331
Certificates of deposit	5,011	12,840	32,318	0	50,169
Borrowed funds	9,000	4,000	0	3,200	16,200

Total interest-bearing Liabilities	15,015	41,787	67,211	5,687	129,700

Rate sensitivity gap and ratios:
Gap for period	33,049	(33,508)	13,057	16,189	28,786
Cumulative gap	33,049	(459)	12,598	28,786	28,786
Percentage of cumulative gap
To total assets	20.23%	0.28%	7.71%	17.62%	17.62%
Cumulative earning assets
To cumulative bearing liabilities	3.20	0.99	1.10	1.22	1.22

        The second measurement tool used, which management places more emphasis on, is cash flow simulation. This tool measures the impact to net interest income given shifts in the Treasury yield curve over a twenty four month time horizon. Many factors are used in this simulation including duration cash flow, maturities, prepayment speeds associated with loans and deposits as well as current economic and market data. Management utilizes this data and shocks the balance sheet under a 100 and 200 basis point rising and falling interest rate scenario in order to help predict the financial impact on the Bank’s net interest margin given these changes and or estimates of future market conditions.

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

        Listed in the table below are the results of the cash flow simulation under both a rising and falling rate scenario. At the present time, the Bank is asset sensitive. The positive shift in net interest income reflects the shift in income over a twelve-month time horizon. This means that as the interest rate environment changes over this period of time the re-pricing of assets and liabilities is taking place and reflects a positive increase in net interest income.

        The economic value of equity reflects an immediate interest rate shift without any re-pricing activity over a twelve month time horizon. Thus, being asset sensitive the changes in economic value of equity reflect the fact that the Bank’s assets will re-price more quickly than its liabilities, which in a rising rate environment will cause the value of the Bank’s assets to decrease more rapidly than the slower repricing liabilities, therefore reducing the residual, which represents the economic value of the equity

(dollars in thousands) Changes in Interest Rates	Economic Value Of Equity	Percent Change	Net Interest Income	Percent Change

200 Basis Point Rise	$11,765	(24.52%)	$5,909	4.34%
100 Basis Point Rise	13,675	(12.26%)	5,827	2.90%
Base-Rate Scenario	15,586	-	5,663	-
100 Basis Point Decline	17,499	12.27%	5,514	(2.63%)
200 Basis Point Decline	19,413	24.55%	5,354	(5.46%)

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Clarkston Financial Corporation

We have audited the accompanying consolidated balance sheet of Clarkston Financial Corporation as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each year in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clarkston Financial Corporation as of December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for each year in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran PLLC

Auburn Hills, Michigan
March 14, 2005

Clarkston Financial Corporation

Consolidated Balance Sheet
(000s omitted)

	December 31

	2004	2003

Assets
Cash and cash equivalents:
Cash and due from banks	$1,949	$2,188
Federal funds sold	1,916	5,744

Total cash and cash equivalents	3,865	7,932

Securities - Available for sale (Note 2)	44,384	49,064

Loans (Note 3)	112,186	84,052
Allowance for possible loan losses (Note 4)	(1,280)	(1,092)

Net loans	110,906	82,960

Banking premises and equipment (Note 5)	2,395	1,428
Interest receivable	625	637
Deferred tax asset (Note 8)	384	224
Other assets	820	372

Total assets	$163,379	$142,617

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Noninterest-bearing demand deposits	$19,766	$18,231
Interest-bearing (Note 6)	113,500	108,412

Total deposits	133,266	126,643

Advances from Federal Home Loan Bank of Indianapolis (Note 7)	12,200	-
Junior subordinated debentures held by
unconsolidated subsidiary trust (Note 15)	4,000	4,000
Interest payable and other liabilities	1,712	742

Total liabilities	151,178	131,385

Stockholders' Equity
Common stock - No par value:
Authorized - 10,000,000 shares
Issued and outstanding - 1,045,909 and 1,039,184 shares
at December 31, 2004 and 2003, respectively	4,444	4,376
Paid-in capital	4,444	4,376
Restricted stock - Unearned compensation	(80)	(29)
Retained earnings	3,634	2,357
Accumulated other comprehensive income	(241)	152

Total stockholders' equity	12,201	11,232

Total liabilities and stockholders' equity	$163,379	$142,617

See Notes to Consolidated Financial Statements.

Clarkston Financial Corporation

Consolidated Statement of Income
(000s omitted, except per share data)

	Year Ended December 31

	2004	2003	2002

Interest Income
Interest and fees on loans	$6,448	$5,273	$3,311
Interest on investment securities:
Taxable securities	1,008	591	2,020
Tax-exempt securities	692	805	542
Interest on federal funds sold	85	67	69

Total interest income	8,233	6,736	5,942

Interest Expense
Deposits	2,675	2,556	2,709
Borrowings	321	10	-

Total interest expense	2,996	2,566	2,709

Net Interest Income	5,237	4,170	3,233

Provision for Possible Loan Losses (Note 4)	330	496	243

Net Interest Income - After provision
for possible loan losses	4,907	3,674	2,990

Other Operating Income (Loss)
Service fees on loan and deposit accounts	637	473	387
Gain/(loss) on sale of securities (Note 2)	(26)	532	205
Gain on sale of mortgage loans	94	128	-
Other	12	1	(2)

Total other operating income	717	1,134	590

Other Operating Expenses
Salaries and employee benefits	1,908	1,508	1,294
Occupancy (Note 10)	509	381	452
Advertising	153	81	91
Outside processing	368	195	153
Professional fees	293	179	142
Supplies	93	89	76
State taxes	73	85	44
Other	572	455	323

Total other operating expenses	3,969	2,973	2,575

Income - Before income taxes	1,655	1,835	1,005

Income Taxes (Note 8)	378	367	204

Net Income	$1,277	$1,468	$801

Income per Share of Common Stock (Note 1)
Basic	$1.23	$1.43	$0.78
Fully diluted	1.20	1.41	0.78

See Notes to Consolidated Financial Statements.

Clarkston Financial Corporation

Consolidated Statement of Changes in Stockholders’ Equity
(000s omitted, except per share data)

	Common Stock	Paid-in Capital	Restricted Stock - Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance - January 1, 2002	$4,306	$4,306	$-	$88	$(33)	$8,667

Issuance of stock	5	5	-	-	-	10
Comprehensive income:
Net income	-	-	-	801	-	801
Change in unrealized gain on
securities available for sale
- Net of tax effect of $144	-	-	-	-	280	280

Net comprehensive income						1,081

Balance - December 31, 2002	4,311	4,311	-	889	247	9,758

Issuance of stock	46	46	-	-	-	92
Issuance of restricted stock	19	19	(38)	-	-	-
Recognition of compensation
for restricted stock award	-	-	9	-	-	9
Comprehensive income:
Net income	-	-	-	1,468	-	1,468
Change in unrealized gain on
securities available for sale
- Net of tax effect of $(49)	-	-	-	-	(95)	(95)

Net comprehensive income						1,373

Balance - December 31, 2003	4,376	4,376	(29)	2,357	152	11,232

Issuance of stock	25	25	-	-	-	50
Issuance of restricted stock	43	43	(86)	-	-	-
Recognition of compensation
for restricted stock award	-	-	35	-	-	35
Comprehensive income:
Net income	-	-	-	1,277	-	1,277
Change in unrealized gain on
securities available for sale
- Net of tax effect of $(202)	-	-	-	-	(393)	(393)

Net comprehensive income						884

Balance - December 31, 2004	$4,444	$4,444	$(80)	$3,634	$(241)	$12,201

Book value per share is $11.67, $10.81, and $9.50 at December 31, 2004, 2003, and 2002, respectively.

See Notes to Consolidated Financial Statements.

Clarkston Financial Corporation

Consolidated Statement of Cash Flows
(000s omitted)

	Year Ended December 31

	2004	2003	2002

Cash Flows from Operating Activities
Net income	$1,277	$1,468	$801
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	159	153	136
Provision for loan losses	330	496	243
Amortization (accretion) of securities	327	649	368
Recognition of compensation for restricted stock award	35	9	-
Deferred taxes	42	(130)	(49)
Loss on sale of fixed assets	-	64	-
Gain on sale of available-for-sale securities	(157)	(755)	(308)
Loss on sale of available-for-sale securities	182	223	103
(Increase) decrease in interest receivable	12	(82)	(114)
(Increase) decrease in other assets	(448)	(315)	61
Increase (decrease) in interest payable and other
liabilities	970	88	(439)

Net cash provided by operating activities	2,729	1,868	802

Cash Flows from Investing Activities
Purchase of securities available for sale	(34,090)	(52,267)	(47,083)
Proceeds from sale of available-for-sale securities	37,823	57,685	40,762
Proceeds from sales and maturities of held-to-maturity securities	-	-	5,032
Purchase of held-to-maturity investment securities	-	-	(10,683)
Premises and equipment expenditures	(1,127)	(223)	(714)
Net increase in loans	(28,275)	(29,430)	(20,233)

Net cash used in investing activities	(25,669)	(24,235)	(32,919)

Cash Flows from Financing Activities
Net (decrease) increase in time deposits	7,233	(1,957)	5,179
Net increase in other deposits	(610)	23,677	25,584
Proceeds from the issuance of subordinated debentures	-	4,000	-
Advances from Federal Home Loan Bank	12,200	-	-
Issuance of common stock	50	92	10

Net cash provided by financing activities	18,873	25,812	30,773

Net Increase (Decrease) in Cash and Cash Equivalents	(4,067)	3,445	(1,344)

Cash and Cash Equivalents - Beginning of year	7,932	4,487	5,831

Cash and Cash Equivalents - End of year	$3,865	$7,932	$4,487

Supplemental Cash Flow Information - Cash paid for
Interest	$3,032	$2,515	$2,698
Taxes	544	297	46

See Notes to Consolidated Financial Statements.

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

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

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

Note 1 — Summary of Significant Accounting Policies (continued)

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

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

Note 1 — Summary of Significant Accounting Policies (Continued)

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

The allowance consists of specific, general, and unallocated components. The specific components relate to loans that are classified as doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.

The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

Note 1 — Summary of Significant Accounting Policies (Continued)

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including length of the delay, the reasons of the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

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

The Corporation’s as reported and pro forma information for the years ended December 31 (000s omitted, except per share data) is as follows:

	2004	2003	2002

As reported net income available to common stockholders	$1,277	$1,468	$801
Less stock-based compensation expense
determined under fair value method -
Net of tax	16	16	16

Pro forma net income	$1,261	$1,452	$785

As reported earnings per share	$1.23	$1.43	$0.78
Pro forma earnings per share	1.22	1.41	0.76
As reported earnings per diluted share	1.20	1.41	0.78
Pro forma earnings per diluted share	1.19	1.39	0.76

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

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

Note 1 — Summary of Significant Accounting Policies (Continued)

Earnings per share have been computed based on the following (000s omitted):

	2004	2003	2002

Net income available to common stockholders	$1,277	$1,468	$801

Average number of common shares
outstanding	1,036	1,029	1,026
Effect of dilutive options	27	12	1

Average number of common shares
outstanding used to calculate diluted
earnings per common share	1,063	1,041	1,027

Stock options not used in computing
diluted earnings per share because
they were antidilutive	-	-	57

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

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

Note 1 — Summary of Significant Accounting Policies (Continued)

The components of other comprehensive income and related tax effects are as follows (000s omitted):

	2004	2003	2002

Unrealized holding gains/(losses) on securities
available for sale	$(621)	$388	$629
Reclassification adjustment for gains/ (losses)
realized in income	(26)	532	205

Net unrealized gains (losses)	(595)	(144)	424

Tax effect	(202)	(49)	144

Net of tax amount	$(393)	$(95)	$280

Recent Accounting Pronouncements —

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

SFAS No. 123 (revised 2004), “Share-Based Payment” which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement focuses primarily on accounting for transactions in which an entity obtains an employee services in share-based payment transactions. This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Stock Ownership Plans.” This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. The provisions of SFAS No. 123 (revised 2004) will be effective for the Company’s financial statements issued for periods beginning after June 15, 2005. The adoption of this revised Statement is not expected to have a material impact on the Company’s consolidated financial statements.

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

Note 1 — Summary of Significant Accounting Policies (Continued)

In March, 2004, the Financial Accounting Standards Board (FASB) ratified the census reached by the Emerging Issues Task Force in Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (EITF 03-1). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. At December 31, 2004, gross unrealized losses on available-for-sale securities was $388,000. Clarkston Financial Corporation is continuing to evaluate the impact of EITF 03-1. The amount of other-than-temporary impairment to be recognized, if any, will be dependent on market conditions, management’s intent and ability to hold investments until a forecasted recovery and the finalization of the proposed guidance by the FASB.

In March 2004, the SEC issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (SAB 105). The bulletin was issued to inform registrants of the SEC’s view that the fair value of the recorded loan commitments, which are required to follow derivative accounting under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this Staff Accounting Bulletin in the second quarter of 2004 did not have a material impact on Clarkston Financial Corporation.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

Note 1 — Summary of Significant Accounting Policies (Continued)

is within its scope as a liability. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Corporation formed a business trust subsidiary in December 2003 to sell trust preferred securities. The Corporation has recorded the instruments in accordance with SFAS No. 150 (see Note 15 for additional details).

Note 2 – Securities

The amortized cost and estimated market value of securities are as follows at December 31, 2004 and 2003 (000s omitted):

	2004

	Amortized Cost	Gross Unrealized Gaines	Gross Unrealized Losses	Estimated Market Value

Available-for-sale securities:
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$26,330	$6	$225	$26,111
Collateralized mortgage obligations	3,495	3	16	3,482
Obligations of state and political subdivisions	14,924	14	147	14,791

Total	$44,749	$23	$388	$44,384

	2003

	Amortized Cost	Gross Unrealized Gaines	Gross Unrealized Losses	Estimated Market Value

Available-for-sale securities:
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$24,717	$308	$56	$24,969
Collateralized mortgage obligations	5,402	34	-	5,436
Obligations of state and political subdivisions	18,715	135	191	18,659

Total	$48,834	$477	$247	$49,064

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

Note 2 — Securities (Continued)

Securities having a carrying value of $16,583,000 and $6,054,000 (market value of $16,904,000 and $6,053,000) were pledged at December 31, 2004 and 2003, respectively, to secure public deposits, repurchase agreements, and for other purposes required by law.

The amortized cost and estimated market value of available-for-sale securities at December 31, 2004 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (000s omitted):

	Available for Sale

	Amortized Cost	Estimated Market Value

Due in one year or less	$2,035	$2,032
Due in one year through five years	29,400	29,188
Due after five years through ten years	11,132	10,990
Due after ten years	2,182	2,174

Total	$44,749	$44,384

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

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

Note 2 — Securities (Continued)

Information pertaining to securities with gross unrealized losses at December 31, 2004 and 2003, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	2004

	Less than 12 Months		Over 12 Months

	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value

Available-for-sale securities:
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$(180)	$19,130	$(45)	$5,871
Collateralized mortgage obligations	(16)	2,549	-	-
Obligations of state and political subdivisions	(60)	6,883	(87)	5,964

Total	$(256)	$28,562	$(132)	$11,835

	2003

	Less than 12 Months		Over 12 Months

	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value

Available-for-sale securities:
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$(56)	$9,371	$-	$307
Collateralized mortgage obligations	-	117	-	-
Obligations of state and political subdivisions	(190)	8,355	(1)	318

Total	$(246)	$17,843	$(1)	$625

For the years ended December 31, 2004, 2003 and 2002 gross realized gains on sales of securities were $157,000, $755,000 and $308,000, respectively. Gross realized losses amounted to $182,000, $223,000 and $103,000, respectively. The tax benefit (provision) related to these gains/losses was $9,000, $(180,000) and $(70,000), respectively.

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

Note 3 – Loans

Major categories of loans included in the portfolio at December 31, 2004 and 2003 are as follows (000s omitted):

	2004	2003

Commercial mortgage	$93,121	$72,534
Residential mortgage	15,693	7,642
Consumer	3,372	3,876

Total	$112,186	$84,052

Certain directors of the Corporation and the Bank, including their associates, were loan customers of the subsidiary bank. Such loans were made in the ordinary course of business and do not involve more than a normal risk of collectibility. The outstanding loan balance for these persons at December 31, 2004 and 2003 totaled $3,601,000 and $1,569,000, respectively. Advances on related party loans totaled $2,542,000 and $617,000, and repayments on related party loans totaled $510,000 and $660,000 in 2004 and 2003, respectively. The total unused commitments for these loans totaled $162,000 and $435,000 at December 31, 2004 and 2003, respectively.

Loan maturities and rate sensitivity of the loan portfolio at December 31, 2004 are as follows (000s omitted):

	Within One Year	One to Five Years	After Five Years	Total

Commercial	$40,345	$48,521	$4,255	$93,121
Mortgage	11,599	671	3,423	15,693
Consumer	451	1,888	1,033	3,372

Total	$52,395	$51,080	$8,711	$112,186

Loans at fixed interest rates	$7,630	$50,970	$8,665	$67,265
Loans at variable interest rates	44,765	110	47	44,921

Total	$52,395	$51,080	$8,711	$112,186

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

Note 4 — Allowance for Possible Loan Losses

A summary of the activity in the allowance for possible loan losses (ALL) is as follows (000s omitted):

	2004	2003	2002

Balance - Beginning of year	$1,092	$696	$419

Provision charged to operations	$330	496	243
Loan losses	$(254)	(144)	(13)
Loan loss recoveries	$112	44	47

Balance - End of year	$1,280	$1,092	$696

As a percent of total loans	1.14%	1.30%	1.27%

The Bank considers all nonaccrual and reduced-rate loans (with the exception of residential mortgages and consumer loans) to be impaired. There were no impaired loans outstanding as of December 31, 2004 and 2003. Throughout 2004 and 2003, there were no loans considered impaired. During 2002, there was an average investment in impaired loans of approximately $74,000. There was no interest income recognized or received on these impaired loans during the time in which they were considered impaired.

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

Note 5 — Bank Premises and Equipment

The following is a summary of the cost and accumulated depreciation of premises and equipment for the years ended December 31, 2004 and 2003 (000s omitted):

	2004	2003

Building	$1,905	$923
Building improvements	109	107
Land	10	10
Land improvements	57	57
Furniture and equipment	970	822

Total Bank premises and equipment	3,051	996

Less accumulated depreciation	656	491

Net carrying amount	$2,395	$505

Depreciation expense for the years ended December 31, 2004, 2003, and 2002 amounted to $159,000, $134,000, and $108,000, respectively.

Note 6 — Deposits

The following is a summary of interest-bearing deposit accounts at December 31, 2004 and 2003 (000s omitted):

	2004	2003

Interest checking	$8,653	$10,949
Savings	4,784	5,250
Money Market	49,894	49,277
Time:
$100,000 and over	22,571	24,712
Under $100,000	27,598	18,224

Total interest-bearing deposits	$113,500	$108,412

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

Note 6 – Deposits (continued)

The remaining maturities of certificates of deposit outstanding at December 31, 2004 are as follows (000s omitted):

	Under $100,000	$100,000 and Over

2005	$4,235	$13,616
2006	12,562	10,514
2007	2,332	1,697
2008	2,219	1,375
2009	1,223	396

Total	$22,571	$27,598

Note 7 – Federal Home Loan Bank Advances

At December 31, 2004 and 2003, advances from the Federal Home Loan Bank (FHLB) were as follows (000‘s omitted):

	2004	2003

Maturity in April 2005, variable rate at 1.95%	$5,000	$-
Maturities from April 2005 through October 2009, fixed rates ranging from 1.83% to 3.75%, weighted average of 2.76%	7,200	-

Total Federal Home Loan Bank Advances	$12,200	$-

Advances from the FHLB are collateralized by qualifying investment securities with estimated market values of $14,127,000 and $0 at December 31, 2004 and 2003. The advances are due in full at maturity and the fixed rate advances are subject to a prepayment penalty if repaid prior to maturity.

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

Note 7 – Federal Home Loan Bank Advances (continued)

Maturities over the next five years are as follows (000‘s omitted):

2005	$9,000
2006	-
2007	-
2008	-
2009	3,200

Total	$12,200

Note 8 — Income Taxes

The Corporation and the Bank file a consolidated income tax return. The following is a summary of the provision for income taxes for the years ended December 31, 2004, 2003, and 2002.

Allocation of income taxes between current and deferred portions is as follows (000s omitted):

	2004	2003	2002

Current expense	$336	$497	$253
Deferred (benefit) expense	42	(130)	(49)

Total income tax expense	$378	$367	$204

The difference between reported federal income tax expense and the amount computed by applying statutory tax rates to income before income taxes is as follows:

	2004	2003	2002

Amount computed at statutory rates	$563	$624	$342
Increase (decrease) resulting from:
Tax-exempt interest	(208)	(271)	(170)
Other	23	14	32

Reported tax expense	$378	$367	$204

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

Note 8 — Income Taxes (continued)

The temporary differences that comprise deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows (000s omitted):

	2004	2003

Deferred tax assets:
Bad debts	$405	$349
Accrued compensation	14	12
Unrealized loss on securities available for sale	124	-
Organization and preopening costs	-	2

Total deferred tax assets	543	363

Deferred tax liabilities:
Unrealized gain on securities available for sale	$-	$(78)
Depreciation	(153)	(50)
FHLB stock dividend	(5)	-
Accretion on investment securities	(1)	(11)

Total deferred tax liabilities	(159)	(139)

Net deferred tax asset	$384	$224

Note 9 — Off-balance-sheet Activities

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

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

Note 9 — Off-balance-sheet Activities (continued)

At December 31, 2004 and 2003, the following financial instruments were outstanding whose contract amounts represent credit risk (000s omitted):

	Contract Amount

	2004	2003

Commitments to grant loans	$9,763	$1,952
Unfunded commitments under lines of credit	16,952	14,474
Commercial and standby letters of credit	320	19

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

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

Note 9 — Off-balance-sheet Activities (Continued)

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

Note 10 — Related Parties and Commitments

The Corporation and the Bank lease certain office and branch premises under operating lease agreements. Various facilities are leased from an entity owned by the chairman of the Board of Directors of the Corporation and the Bank. In addition, the Corporation is party to service contracts for computer processing. Total expense for operating leases and service contracts was as follows for the preceding 3 years ending (000‘s omitted):

		Rent Expense

Year ended	Service Contracts	Related Parties	Unrelated Parties

December 31, 2002	$-	$-	$68
December 31, 2003	62	15	70
December 31, 2004	93	41	143

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

Note 10 — Related Parties and Commitments (continued)

Rent commitments under non-cancelable operating leases and service contracts are as follows, before considering renewal options that generally are present (000‘s omitted):

		Lease Commitments

	Service Contracts	Related Parties	Unrelated Parties

2005	$93	$78	$102
2006	93	63	76
2007	93	39	47
2008	62	40	47
2009	-	41	33

	$341	$261	$305

Note 11 — Restriction on Dividends, Loans, and Advances

Banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Corporation. The total amount of dividends that may be paid at any date is generally limited to the retained earnings of the Bank. However, dividends paid by the Bank would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum standards. At December 31, 2004, the Bank’s retained earnings available for the payment of dividends totaled $4,042,000. Accordingly, $9,179,000 of the Corporation’s investment in the Bank was restricted at December 31, 2004.

Loans or advances made by the Bank to the Corporation are generally limited to 10 percent of the Bank’s capital stock and surplus. Accordingly, at December 31, 2004, Bank funds available for loans or advances to the Corporation amounted to $941,000.

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

Note 12 — Stock-based Compensation

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

The following table summarizes stock option transactions for both plans and the related average exercise prices for the years ended December 31, 2004, 2003, and 2002:

	2004		2003		2002

	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Options Outstanding - Beginning of year	49,536	$9.09	57,643	$9.01	66,350	$8.96

Options granted - Employee plan	-	-	-	-	-	-
Options exercised	-	-	(8,107)	8.54	(1,100)	5.00
Options expired	-	-	-	-	(7,607)	9.09

Options Outstanding - End of year	49,536	9.09	49,536	9.09	57,643	9.01

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

Note 12 — Stock-based Compensation (Continued)

The following table shows summary information about fixed stock options outstanding at December 31, 2004:

	Stock Options Outstanding				Stock Options Exercisable

	Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Share Exercisable	Weighted Average Exercise Price

Contingent	$9.09	24,060	3.9 years	$9.09	14,436	$9.09
Noncontingent	9.09	25,476	3.9 years	9.09	25,476	9.09

The Corporation granted 4,280 and 3,805 restricted stock units to certain employees during 2004 and 2003. The units are not performance related and generally vest 33 percent annually on each anniversary date of the respective grant dates. Units are forfeited if the grantee terminates employment prior to vesting.

Note 13 — Fair Value of Financial Instruments

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

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

Note 13 — Fair Value of Financial Instruments (Continued)

Securities— Fair values for securities are based on quoted market prices.

Loans Receivable — For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one- to four-family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans (e.g., commercial real estate and commercial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

Federal Home Loan Bank Advances — The fair value of the Corporation’s Federal Home Loan Bank (FHLB) advances is estimated using discounted cash flow analyses based on the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements.

Junior Subordinated Debentures — The carrying amounts of variable-rate, fixed-term debentures approximate their fair values at the reporting date.

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

Note 13 — Fair Value of Financial Instruments (Continued)

Accrued Interest — The carrying amounts of accrued interest approximate fair value.

Other Instruments — The fair value of other financial instruments, including loan commitments and unfunded letters of credit, based on a discounted cash flow analyses, is not material.

The estimated fair values and related carrying or notional amounts of the Corporation’s financial instruments are as follows (000s omitted):

	2004		2003

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Assets
Cash and cash equivalents	$3,865	$3,865	$7,932	$7,932
Securities	44,384	44,384	49,064	49,064
Loans	110,906	110,237	82,960	83,297
Accrued interest receivable	625	625	637	637

Liabilities
Noninterest-bearing deposits	19,766	19,766	18,231	18,231
Interest-bearing deposits	113,500	110,090	108,412	109,002
Accrued interest payable	272	272	308	308
FHLB advances	12,200	12,240	-	-
Junior subordinated debentures	4,000	4,000	4,000	4,000

Note 14 — Minimum Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for Banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

Note 14 — Minimum Regulatory Capital Requirements (Continued)

The prompt corrective action regulations provide five classifications, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank and the Corporation were well-capitalized as of December 31, 2004 and 2003

The Bank’s actual capital amounts and ratios as of December 31, 2004 and 2003 are also presented in the table.

	Actual		For Capital Adequacy Purposes		To be Well-capitalized

	Amount	Ratio (Percent)	Amount	Ratio (Percent)	Amount	Ratio (Percent)

As of December 31, 2004:
Total risk-based capital
(to risk-weighted assets)
Bank	$14,613	12.04	$9,713	8.00	$12,142	10.00
Consolidated	17,688	14.50	9,761	8.00	12,202	10.00
Tier I capital
(to risk-weighted assets)
Bank	$13,333	10.98	$4,857	4.00	$7,285	6.00
Consolidated	16,408	13.45	4,881	4.00	7,321	6.00
Tier I capital
(to average assets)
Bank	$13,333	8.29	$6,433	4.00	$8,041	5.00
Consolidated	16,408	10.06	6,524	4.00	8,155	5.00

As of December 31, 2003:
Total risk-based capital
(to risk-weighted assets)
Bank	$12,061	12.59	$7,666	8.00	$9,582	10.00
Consolidated	15,806	16.41	7,707	8.00	9,634	10.00
Tier I capital
(to risk-weighted assets)
Bank	$10,969	11.45	$3,833	4.00	$5,749	6.00
Consolidated	14,714	15.27	3,853	4.00	5,780	6.00
Tier I capital
(to average assets)
Bank	$10,969	8.01	$5,478	4.00	$6,847	5.00
Consolidated	14,714	10.67	5,518	4.00	6,897	5.00

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

Note 15 — Junior Subordinated Debentures

The Corporation has sponsored a trust, Clarkston Capital Trust I of which 100 percent of the common equity is owned by the Corporation. The trust was formed for the sole purpose of issuing corporation-obligated, mandatorily redeemable capital securities (“trust preferred securities”) to third-party investors and investing the proceeds from the sale of the trust preferred securities in an equivalent amount of junior subordinated debentures of the Corporation. The debentures held by the trust are the sole assets of the trust. Distributions on the trust preferred securities issued by the trust are payable at the same rate and time as the interest being earned by the trust on the debentures. The debentures carry a variable rate of interest at the three-month LIBOR plus 2.8 percent, and have a stated maturity of 30 years. The securities are redeemable at par after five years and, in effect, are guaranteed by the Corporation. Distributions on the trust preferred securities are payable quarterly on March 30, June 30, September 30, and December 30. Under certain circumstances, distributions may be deferred for up to 20 calendar quarters. However, during any such deferrals, interest accrues on any unpaid distributions at the rate of the three-month LIBOR plus 2.8 percent.

The trust preferred securities qualify for up to 25 percent of Tier 1 capital under regulatory guidelines. Any amounts in excess of this limit may be included in Tier 2 capital.

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

Note 16 — Parent-only Condensed Financial Information

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

The condensed balance sheet as of December 31, 2004 and 2003 (with 000s omitted) is as follows:

	2004	2003

Assets
Cash on deposit with correspondent bank	$496	$1,938
Securities - Available for sale	2,364	2,007
Investment in the Bank	13,132	11,177
Investment in Capital Trust I	24	24
Accrued interest receivable and other	210	111

Total assets	$16,226	$15,257

Liabilities
Accounts payable	$1	$1
Notes payable	4,024	4,024

Total liabilities	4,025	4,025

Stockholders' Equity	12,201	11,232

Total liabilities and stockholders' equity	$16,226	$15,257

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

Note 16 — Parent-only Condensed Financial Information (Continued)

The condensed statement of income for the years ended December 31, 2004 and 2003, and 2002 (000s omitted) is as follows:

	2004	2003	2002

Operating Income - Dividends received from
Bank subsidiary	$-	$80	$60
Interest Income	64	-	-
Other Income	13	-	-

Total Operating Income	77	80	60
Operating Expenses	346	113	56

Loss - Before income taxes and equity in undistributed
income of subsidiary	(269)	(33)	4

Provision for Income Tax Benefit	90	8	-

Loss - Before equity in undistributed income
of subsidiary	(179)	(25)	4

Equity in Undistributed Income of Subsidiary	1,456	1,493	797

Net Income	$1,277	$1,468	$801

Clarkston Financial Corporation

Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

Note 16 — Parent-only Condensed Financial Information (Continued)

The condensed statement of cash flows for the years ended December 31, 2004, 2003, and 2002 (000s omitted) is as follows:

	2004	2003	2002

Cash Flows from Operating Activities
Net income	$1,277	$1,468	$801
Adjustments to reconcile net income to net cash
from operating activities:
Income from subsidiary	(1,456)	(1,493)	(797)
Amortization/(Accretion) on securities	21	-	-
Loss on sale of available-for-sale securities	18	-	-
Increase in interest receivable and other	(99)	(111)	-
Decrease (Increase) in receivable from subsidiary	-	4	(4)
Increase in accounts payable and other	-	1	-

Net cash used in operating activities	(239)	(131)	-

Cash Flows from Investing Activities
Investment in subsidiary	(849)	(27)	-
Proceeds from sale/paydown of available-for-sale securities	2,588	-	-
Purchase of available-for-sale securities	(2,992)	(2,007)	-
Investment in Capital Trust subsidiary	-	(24)	-

Net cash used in investing activities	(1,253)	(2,058)	-

Cash Flows from Financing Activities
Issuance of stock	50	92	10
Proceeds from notes payable	-	4,024	-

Net cash provided by financing activities	50	4,116	10

Net Increase (Decrease) in Cash and Cash Equivalents	(1,442)	1,927	10

Cash and Cash Equivalents - Beginning of year	1,938	11	1

Cash and Cash Equivalents - End of year	$496	$1,938	$11

Exhibit 21

SUBSIDIARIES OF REGISTRANT

Clarkston State Bank - 100% owned
Incorporated as a Michigan Banking Corporation
15 South Main Street
Clarkston, Michigan 48346

Clarkston Capital Trust I
Incorporated as a Delaware Statutory Trust
15 South Main Street
Clarkston, Michigan 48346

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Clarkston Financial Corporation

We consent to the incorporation by reference of our report dated March 14, 2005, on our audit of the consolidated financial statements for the years ended December 31, 2004, 2003, and 2002 which report is included in this Annual report on form 10-KSB.

/s/ Plante & Moran PLLC

March 24, 2005
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

Date: March 18, 2005

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

Date: March 18, 2005

/s/ J. Grant Smith —————————————— J. Grant Smith Chief Financial Officer

EXHIBIT 32-1

Certification Pursuant to Section 906
of the Sarbanes-Oxly Act of 2002

I, Edwin L. Adler, Chief Executive Officer of Clarkston Financial Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)     the Annual Report on Form 10-KSB for the year ended December 31, 2004 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)     the information contained in the Annual Report on Form 10-KSB for the year ended December 31, 2004 fairly presents, in all material respects, the financial condition and results of operations of Clarkston Financial Corporation.

Dated: March 18, 2005

/s/ Edwin L. Adler —————————————— Edwin L. Adler Chief Executive Officer

EXHIBIT 32-2

Certification Pursuant to Section 906
of the Sarbanes-Oxly Act of 2002

I, J. Grant Smith, Chief Financial Officer of Clarkston Financial Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)     the Annual Report on Form 10-KSB for the year ended December 31, 2004 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)     the information contained in the Annual Report on Form 10-KSB for the year ended December 31, 2004 fairly presents, in all material respects, the financial condition and results of operations of Clarkston Financial Corporation.

Dated: March 18, 2005

/s/ J. Grant Smith —————————————— J. Grant Smith Chief Financial Officer