Form 10QSB
period 2005-03-31
CLARKSTON FINANCIAL CORP
filed 2005-05-09
CIK 1068366

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number:    333-63685

CLARKSTON FINANCIAL CORPORATION
(Exact name of small business issuer as specified in its charter)

MICHIGAN	38-3412321

(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 South Main Street, Clarkston, Michigan 48346

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (248) 625-8585

_________________

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,049,159 shares of the Corporation’s Common Stock (no par value) were outstanding as of May 6, 2005.

Transitional Small Business Disclosure Format (check one): Yes       No  X

INDEX

Part I	Financial Information (unaudited):	Page Number(s)

	Item 1.
	Condensed Consolidated Financial Statements	3
	Notes to Condensed Consolidated Financial Statements	8

	Item 2.
	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	17

	Item 3.
	Controls & Procedures	21

Part II	Other Information

	Item 1.
	Legal Proceedings	22

	Item 2.
	Changes in Securities and Use of Proceeds	22

	Item 3.
	Defaults Upon Senior Securities	22

	Item 4.
	Submission of Matters to a Vote of Securities Holders	22

	Item 5.
	Other Information	22

	Item 6.
	Exhibits and Reports on Form 8-K	22

Signatures		22

Part I Financial Information (unaudited)

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
March 31, 2005 (unaudited) and December 31, 2004
(dollars in thousands)

	March 31, 2005	December 31, 2004

	(Unaudited)
ASSETS

Cash and cash equivalents
Total cash and due from banks	$2,661	$1,949
Federal funds sold	2,929	1,916

Total cash and cash equivalents	5,590	3,865

Securities available for sale, at fair value	38,982	44,384

Loans
Total loans	125,547	112,186
Less: Allowance for loan losses	(1,363)	(1,280)

Net loans	124,184	110,906

Banking premises and equipment	2,693	2,395
Interest receivable	622	625
Deferred tax asset	529	384
Other assets	848	820

Total assets	$173,448	$163,379

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Noninterest-bearing	20,608	19,766
Interest-bearing	121,684	113,500

Total deposits	142,292	133,266
Federal funds purchased	1,500	-
Advances from Federal Home Loan Bank of Indianapolis	12,200	12,200
Junior subordinated debentures held by
unconsolidated subsidiary trust	4,000	4,000
Interest payable and other liabilities	1,347	1,712

Total liabilities	161,339	151,178

Shareholders' equity
Common stock, no par value: 10,000,000
Shares authorized; 1,045,909 shares
issued and outstanding as of March 31, 2005
and December 31, 2004	4,444	4,444
Capital surplus	4,444	4,444
Restricted stock - unearned compensation	(70)	(80)
Retained earnings	3,813	3,634
Accumulated other comprehensive (loss)	(522)	(241)

Total shareholders' equity	12,109	12,201

Total liabilities and shareholders' equity	$173,448	$163,379

See accompanying notes to consolidated financial statements

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME
Three Month Periods Ended March 31, 2005 and March 31, 2004
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004

Interest Income
Loans, including fees	$2,101	$1,364
Securities
Taxable	288	191
Tax-exempt	94	306
Federal funds sold	17	11

Total interest income	2,500	1,872

Interest Expense
Deposits	874	652
Borrowings	145	21

Total Interest Expense	1,019	673

Net Interest Income	1,481	1,199

Provision for loan losses	95	80

Net interest income
After provision for loan losses	1,386	1,119

Noninterest income
Gain on sale of securities	1	6
Gain on sale of loans	47	9
Service charges and other fees	191	116
Other income	5	2

Total noninterest income	244	133

Noninterest expense
Salaries and benefits	744	424
Occupancy expense	183	113
Computer and data processing expenses	78	66
Advertising and public relations	45	38
Professional fees	94	64
Other expense	207	145

Total noninterest expense	1,351	850

Income before federal income tax expense	279	402

Federal income tax expense	100	100

Net income	$179	$302

Basic earnings per share	$0.17	$0.29

Diluted earnings per share	$0.17	$0.28

See accompanying notes to consolidated financial statements.

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Three Month Period ended March 31, 2005
(dollars in thousands)
(Unaudited)

	Common Stock	Capital Surplus	Unearned Comp.	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity

Balance December 31, 2004	$4,444	$4,444	$(80)	$3,634	$(241)	$12,201

Recognition of compensation for
restricted stock award	-	-	10	-	-	10

Comprehensive income:

Net income for three months ended
March 31, 2005	-	-	-	179	-	179
Change in unrealized loss on
securities available for sale
- net of tax of ($145)	-	-	-	-	(281)	(281)

Net comprehensive income						(102)

Balance March 31, 2005	$4,444	$4,444	$(70)	$3,813	$(522)	$12,109

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
Three Month Periods ended March 31, 2005 and March 31, 2004
(dollars in thousands)
(unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004

Net Cash Provided by Operating Activities:
Net cash provided by operating activities	$21	$318

Cash Flows from Investing Activities:
Net increase in loans	(13,373)	(3,437)
Purchase of available-for-sale securities	(2,257)	(13,976)
Proceeds from sales of available-for-sale securities	7,160	13,055
Property and equipment expenditures	(352)	(58)

Net cash used in investing activities	(8,822)	(4,298)

Cash Flows from Financing Activities:
Increase in deposits	9,026	3,937
Increase in federal funds purchased	1,500	-
Proceeds from sale of stock	-	2

Net Cash provided by financing activities	10,526	3,939
Net increase (decrease) in cash and cash equivalents	1,725	(41)
Cash and cash equivalents at beginning of year	3,865	7,932

Cash and cash equivalents at March 31, 2005 and 2004	$5,590	$7,891

Supplemental Cash Flow Information - Cash paid for

Interest	$954	$644
Taxes	11	228

See accompanying notes to consolidated financial statements.

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America with the instructions to Form 10-QSB. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim financial statements should be read in conjunction with the financial statements of Clarkston Financial Corporation (the “Corporation”) and the notes thereto included in the Corporation’s annual report on Form 10-KSB for the year ended December 31, 2004.

All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations, and cash flows, have been made. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

Certain amounts in prior period’s financial statements have been reclassified to conform to the current period’s presentation.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The Corporation is a Michigan Corporation and the holding company for Clarkston State Bank. The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary Clarkston State Bank. All significant intercompany transactions are eliminated in consolidation.

NOTE 3 – STOCK BASED COMPENSATION

The Corporation applies the provisions of APB Opinion No. 25, Accounting for Stock-based Compensation, accounting for all employee stock option grants using the intrinsic value method. Disclosure of proforma net income and earnings per share amounts as if the fair value-based method has been applied in measuring compensation costs is provided below.

The Corporation has two stock-based compensation plans. Under the employees’ Stock Compensation Plan (“Employee Plan”), the Corporation may grant options or issue restricted stock to key employees for up to 21,495 shares of common stock. Under the 1998 Founding Directors Stock Option Plan (“Director Plan”), the Corporation may grant options for up to 72,693 shares of common stock. Under both plans, there is a minimum vesting period of between one to three years before the options may be exercised, and all options expire 10 years after the date of their grant. Certain options (contingent options) under both plans vest on an accelerated basis upon the achievement of various future financial and operational goals. All such options vest 9.5 years after the date of grant regardless of achievement of future goals. Under both plans, the exercise price of each option equals the market price of the Corporation’s common stock on the date of grant.

NOTE 3 – STOCK BASED COMPENSATION (CONTINUED)

The Corporation’s as reported and pro forma information for the three month period ended March 31 (000’s omitted, except per share data) is as follows:

	2005	2004

As reported net income available
to common stockholders	$179	$302
Less: Stock-based compensation
expense determined under
fair value method - net of tax	4	4

Pro forma net income	$175	$298

As reported basic earnings per share	$0.17	$0.29
Pro forma basic earnings per share	0.17	0.29
As reported diluted earnings per share	0.17	0.28
Pro forma diluted earnings per share	0.16	0.28

Compensation expense in the pro forma disclosures is not indicative of future amounts, as options vest over several years and additional grants may be made each year.

The following table summarizes stock option transactions for both plans and the related average exercise prices for the three month periods ended March 31:

	2005		2004

	Number of shares	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price

Options Outstanding - Beginning of Year	49,536	$9.09	49,536	$9.09
Options granted - Employee Plan	-	-	-	-
Options exercised	-	-	-	-
Options expired	-	-	-	-

Options Outstanding - End of Period	49,536	$9.09	49,536	$9.09

The following table shows summary information about fixed stock options outstanding at March 31, 2005:

	Stock Options Outstanding				Stock Options Exercisable

	Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of shares exercisable	Weighted Average Exercise Price

Contingent	$9.09	24,060	3.9 years	$9.09	14,436	$9.09
Non-contingent	9.09	25,476	3.9 years	9.09	25,476	9.09

NOTE 3 – STOCK BASED COMPENSATION (CONTINUED)

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

NOTE 4 – EARNINGS PER SHARE

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

Earnings per share have been computed based on the following for the three month period ending March 31 (000’s omitted):

	2005	2004

As reported net income available
to common stockholders	$179	$302

Average number of common shares
outstanding	1,045,909	1,046,219
Effect of dilutive options	27,762	25,495

Average number of common shares
outstanding used to calculate
diluted earnings per common share	1,073,671	1,071,714

Stock options not used in computing
diluted earnings per share
because they were antidilutive	-	-

NOTE 5 — SECURITIES

The Bank does not have any securities in its portfolio that are classified as held to maturity. All securities are classified as available for sale and the amortized cost and fair values of those securities are as follows (dollars in thousands):

Available for Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

March 31, 2005 (Unaudited)
Taxable variable rate demand
municipal revenue bonds,
short-term corporate
commercial paper, and bonds
of government agencies	$39,772	$1	$791	$38,982

NOTE 6 — LOANS

Loans are as follows (000’s omitted):

	March 31, 2005	December 31, 2004

Commercial	$104,486	$93,121
Mortgage	17,836	15,693
Consumer	3,225	3,372

Total	$125,547	$112,186

        Activity in the allowance for loan losses is as follows (000’s omitted):

	Three Months Ended March 31, 2005 (Unaudited)	Year Ended December 31, 2004

Balance - Beginning of period	$1,280	$1,092

Provision charged to operations	95	330
Loan losses	(13)	(254)
Loan loss recoveries	1	112

Balance - End of period	$1,363	$1,280

As a percent of total loans	1.09%	1.14%

NOTE 7 — DEPOSITS

Deposits are summarized as follows (000’s omitted):

	March 31, 2005 (Unaudited)	December 31, 2004

Non-interest bearing demand deposit accounts	$20,608	$19,766
Interest-bearing demand deposit accounts	6,142	8,653
Savings accounts	5,304	4,784
Money market accounts	53,787	49,894
Certificates of deposit	56,451	50,169

Total deposits	$142,292	$133,266

NOTE 8 – FHLB ADVANCES

Advances from the Federal Home Loan Bank (FHLB) were as follows (000’s omitted):

	March 31, 2005 (Unaudited)	December 31, 2004

Maturity in April 2005, variable rate at 1.95%	$5,000	$5,000
Maturities from April 2005 through October 2009, fixed rates
ranging from 1.83% to 3.75%, weighted average of 2.76%	7,200	7,200

Total FHLB Advances	$12,200	$12,200

Advances from the FHLB are collateralized by qualifying investments securities with estimated market values of $13,340,000 and $14,127,000 at March 31, 2005 and December 31, 2004. The advances are due in full at maturity and the fixed rate advances are subject to a prepayment penalty if repaid prior to maturity.

NOTE 9 – MINIMUM REGULATORY CAPITAL REQUIREMENTS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for Banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide five classifications, well capitalized, adequately capitalized, undercapitalized and critical undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank and the Corporation were well-capitalized as of March 31, 2005 and December 31, 2004.

NOTE 9 – MINIMUM REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

The Bank’s and Corporation’s actual capital amounts and ratios as of March 31, 2005 and December 31, 2004 are presented in the following table (000’s omitted):

	Actual		For Capital Adequacy Purposes		To be Well-Capitalized

	Amount	Ratio (Percent)	Amount	Ratio (Percent)	Amount	Ratio (Percent)

As of March 31, 2005:
Total risk-based capital
(to risk-weighted assets)
Bank	$14,926	11.12	$10,738	8.00	$13,423	10.00
Consolidated	17,965	13.32	10,789	8.00	13,486	10.00
Tier I Capital
(to risk weighted assets)
Bank	$13,563	10.10	$5,369	4.00	$8,054	6.00
Consolidated	16,602	12.31	5,394	4.00	8,091	6.00
Tier I Capital
(to average assets)
Bank	$13,563	8.08	$6,714	4.00	$8,393	5.00
Consolidated	16,602	9.75	6,813	4.00	8,517	5.00

As of December 31, 2004:
Total risk-based capital
(to risk-weighted assets)
Bank	$14,613	12.04	$9,713	8.00	$12,142	10.00
Consolidated	17,688	14.50	9,761	8.00	12,202	10.00
Tier I Capital
(to risk weighted assets)
Bank	$13,333	10.98	$4,857	4.00	$7,285	6.00
Consolidated	16,408	13.45	4,881	4.00	7,321	6.00
Tier I Capital
(to average assets)
Bank	$13,333	8.29	$6,433	4.00	$8,041	5.00
Consolidated	16,408	10.06	6,524	4.00	8,155	5.00

NOTE 10 — STANDBY AND COMMERCIAL LETTERS OF CREDIT AND FINANCIAL GUARANTEES

The Corporation is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commercial and standby letters of credit, and unfunded commitments under lines of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The Corporation’s exposure to credit loss is represented by the contractual amount of these commitments. The Corporation follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

At March 31, 2005 and December 31, 2004, the following financial instruments were outstanding whose contract amounts represent credit risk (000’s omitted):

	March 31, 2005 (Unaudited)	December 31, 2004

Commitments to grant loans	$8,877	$9,763
Unfunded commitments under lines of credit	18,121	16,952
Commecial and standby letters of credit	478	320

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses changes in the financial condition and results of operations of the Corporation for the periods presented and should be read in conjunction with the Corporation’s Consolidated Financial Statements and notes thereto, appearing in Part I, Item 1 of this document.

Forward Looking Statements

        This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Corporation, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information about us and our business, including additional factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission.

General

        Clarkston Financial Corporation (the “Corporation”) is a Michigan corporation incorporated on May 18, 1998. The Corporation is the bank holding company for Clarkston State Bank (the “Bank”). The Bank commenced operations on January 4, 1999. The Bank is a Michigan chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation. We provide a full range of commercial and consumer banking services, primarily in Clarkston, Michigan and the surrounding market area primarily located in north Oakland County, Michigan. We operate seven customer service locations including three full service branches.

Critical Accounting Policies

        The Corporation’s critical accounting policies are described in the financial section of our 2004 annual report. Management believes our critical accounting policies relate to the allowance for loan losses, income taxes and stock based compensation.

Comparison of Financial Condition at March 31, 2005 and December 31, 2004

        Our total assets increased by $10.0 million or 6.2% to $173.4 million at March 31, 2005, from $163.4 million at December 31, 2004. The continued growth is attributable to ongoing marketing efforts for deposits and an increase in lending relationships. We anticipate that our assets will continue to grow during 2005.

        Cash and cash equivalents, which include federal funds sold and short-term investments, increased $1.7 million or 44.6% to $5.6 million at March 31, 2005 from $3.9 million at December 31, 2004.

        Securities decreased $5.4 million or 12.2% to $39.0 million at March 31, 2005 from $44.4 million at December 31, 2004. This decrease was in line with the Bank’s plan and is indicative of the strong loan growth experienced in the 1st quarter, as well as the competitive environment for deposit gathering. The bank continues to have excellent liquidity and will monitor its level of securities to ensure proper liquidity is maintained.

        Total loans increased by $13.3 million or 11.9% to $125.5 million at March 31, 2005 from $112.2 million at December 31, 2004. This growth rate is slightly ahead of our business plan and a similar, or slightly slower rate is expected to continue throughout 2005. The growth in commercial loans was primarily organic, with a $1.6 million contribution from the Huron Valley Loan Center. Commercial and commercial real estate loans increased $11.4 Million, or 12.2% from $93.1 million at December 31, 2004 to $104.5 million at March 31, 2005. In addition, residential real estate loans increased by $2.1 million, or 13.7% from $15.7 million to $17.8 million for the same period. We have added staff and products in the residential lending area to continue to grow this business and provide a complementary product to our customers. These additional investments, as well as new technologies expected to be implemented during 2005, should allow us to increase fee income from mortgage banking activities as well as to expand the held for investment residential lending portfolio.

        The allowance for loan losses as of March 31, 2005 was $1.4 million representing approximately 1.09% of total loans outstanding, compared to $1.3 million, or 1.14% of loans outstanding as of December 31, 2004. Credit quality continues to be a strong point of our loan portfolio, and we have experienced less than $300,000 in net charge-offs in our 6 year history. We believe that the allowance for loan losses is sufficient to cover losses inherent in the portfolio.

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

        The adequacy of the allowance is based on the application of our credit risk rating system which identifies problem credits and ranks loans by specific categories. Moreover, we use peer comparisons and industry data for similar type loans to further assess the proper level of the loan loss allowance. Going forward, we will closely monitor the performance of the loan portfolio as it becomes more seasoned.

        Total deposit balances increased $9.0 million or 6.8% to $142.3 million at March 31, 2005 from $133.3 million at December 31, 2004. The largest increase was in time deposits which increased $6.3 million, or 12.5% from December 31, 2004. This was primarily due to some promotional rates used in the first quarter to fund the higher than expected loan growth. Money market and savings accounts also increased during the quarter to $59.1 million from $54.7 million at December 31, 2004, an 8.1% increase. Checking accounts in total decreased $1.7 million, or 5.9% from $28.4 million at December 31, 2004 to $26.7 million at March 31, 2005. The decrease was entirely in the interest-bearing accounts, as non-interest bearing checking accounts actually increased $842,000 or 4.3% from December 31, 2004. The current funding mix is in line with our growth plan and we continue to focus on deposit gathering within our target communities.

        The Bank is a member of the Federal Home Loan Bank of Indianapolis, and utilizes advances from this institution to bolster liquidity. At March 31, 2005, we have $12.2 million in advances outstanding, with no change since December 31, 2005. As we expand our residential lending area, this source of funds may be used more frequently, as the assets funded can be collateralized.

        We have no other off-balance sheet liabilities other than commitments to extend credit in the form of letters and lines of credit.

        As of March 31, 2005, we had retained earnings of $3.8 million compared to $3.6 million at December 31, 2004. The most significant change in the equity of the Corporation was in the accumulated other comprehensive income, which saw a decrease of $281,000, or 116.6%. This decrease was primarily the result of changes in interest rates causing a decrease in the market value of the Corporation’s security portfolio. We do not believe that the value of any of the securities in the portfolio are permanently impaired. Management’s focus on strong expense discipline and increases in the net interest margin, due to increases in underlying rates and changes in the asset mix, continues to enhance profitability.

Comparison of Operating Results for the Three Months Ended March 31, 2005 and 2004

        Our net profit was $179,000 for the first quarter of 2005 compared to net profit of $302,000 for the first quarter of 2004. Net interest income increased 23.5% or $282,000 from $1.2 million in the first quarter of 2004 to $1.5 million for 2005. Non-interest income increased $111,000, or 83.5% for the first quarter of 2005 compared to the same period in 2004, while non-interest expense increased $501,000 or 58.9% over the same periods.

        Interest income for the first quarter of 2005 was $2.5 million, an increase of 33.5% from interest income of $1.9 million for the first quarter of 2004. This increase resulted primarily from increased loan balances and increased rates. The increase in interest income from loans was partially offset by reduced interest income from securities, caused by decreased balances outstanding. Interest expense was $1.0 million for the first quarter of 2005, compared to $673,000 for the first quarter of 2004, a 51.4% increase. The increase is due in large part to increased balances needed to fund loan growth, as well as an increasingly competitive environment for deposit gathering.

        We had an allowance for loan losses of approximately 1.09% of total loans at March 31, 2005. The provision expense for loan loss for the first quarter of 2005, was $95,000. Management believes the current rate of providing for the loan loss reserve is adequate.

        Non-interest income was $244,000 for the first quarter of 2005, a $111,000, or 83.5% increase over the first quarter of 2004 when non-interest income was $133,000. As discussed previously, the Corporation has been investing additional resources in the residential lending area, and the dividends from this investment are apparent in the $38,700, or 422.2% increase in gains on sale of residential loans. While we anticipate that this line of business will enhance our non-interest income in the future, we do not expect this area to become a significant portion of our total revenue in the near future. The largest portion of the increase in non-interest income was seen in service charges and other fee income, which increased $75,000, or 64.7% over the same period last year. The Corporation’s continued focus on checking accounts and the implementation of a bounce protection product increased these fees significantly.

        Non-interest expense was $1.35 million for the first quarter of 2005, a $500,000 or 58.9% increase over the first quarter of 2004 when non-interest expense was $850,000. The increase is primarily attributable to higher salary and benefit costs of $320,000, or 75.5% due to the increase in full time equivalents needed to manage the growth of the Bank. Expenses related to our the organization of our anticipated de novo (new) bank, to be named Huron Valley State Bank, have also contributed to the increased operating expenses, with a limited corresponding increase in revenue. These expenses amounted to $137,000 in the period ended March 31, 2005. We anticipate that Huron Valley State Bank will be approved by the appropriate regulatory agencies and open for business in the third quarter of 2005. Our mortgage banking operation, while providing some marginal revenue, is not yet at critical mass relative to the investment made. Occupancy expense has increased as a result of these two items and also due to the new full service branch which opened for business in the fourth quarter of 2004. Professional fees increased partially due to costs related to the organization of the anticipated new de novo bank and also to the increased legal and audit costs of being a public institution. Additionally, management has invested more resources to its marketing efforts in an effort to continue to promote the Bank’s products and services during 2005.

Liquidity and Capital Resources

        The Corporation obtained its initial equity capital in an initial public offering of its common stock in November 1998. We have successfully grown through our first five years of operation. In 2003, we evaluated the need to raise additional capital in order to keep pace with our current growth strategy. In December 2003, we completed an offering of $4.0 million of cumulative preferred securities (“Trust Preferred Securities”) to further support the Corporation’s growth into the immediate future.

        Management believes that its current capital will provide us with adequate capital to support our expected level of deposit and loan growth and to otherwise meet our capital requirements for the next year. One of the growth strategies we intend to pursue, which could have an effect on our equity and or require additional capital, is growth through acquisition or the start up of additional DeNovo banks. In order to fund our portion of the initial equity of Huron Valley State Bank, the Corporation plans to issue additional equity in the short term. Beyond this investment, no additional equity is anticipated to be needed in the foreseeable future.

Capital Resources at March 31, 2005 (in thousands)

	Tier 1 Leverage Ratio	Tier 1 Capital Ratio	Total Risk-Based Capital Ratio

Minimum regulatory requirement for
Capital adequacy	4.00%	4.00%	8.00%
Well capitalized regulatory level	5.00%	6.00%	10.00%
Consolidated	9.75%	12.31%	13.32%
Bank	8.08%	10.10%	11.12%

The following table shows the dollar amounts by which the Corporation’s capital (on a consolidated basis) exceeds current regulatory requirements on a dollar-enumerated basis:

	Tier 1 Leverage	Tier 1 Capital	Total Risk-Based Capital

	(in thousands of dollars)
Capital balances at March 31, 2005
Required regulatory capital	$6,813	$5,394	$10,789
Capital in excess of regulatory minimums	9,789	11,208	7,176

Actual capital balances	$16,602	$16,602	$17,965

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

        As indicated by the consolidated statement of cash flows, deposits continue to be the primary source of funding for loan growth with an increase of $5.6 million, or 164.7% in cash flows from deposits over the same period last year. Sales of securities was also an increased source of funding in the first quarter of 2005 as compared to 2004, with net cash flows from security activities increasing $3.98 million, or 432.1%. We anticipate that futures loan growth will be funded primarily with deposit growth, and secondarily with other wholesale sources of funding, not through the liquidation of the security portfolio.

Item 3 CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-QSB Quarterly Report, have concluded that the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which this Form 10-QSB Quarterly Report was being prepared.

(b)	Changes in Internal Controls. During the period covered by this report, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

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

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARKSTON FINANCIAL CORPORATION /s/ Edwin L. Adler —————————————— Edwin L. Adler Chairman of the Board /s/ J. Grant Smith —————————————— J. Grant Smith Chief Financial Officer

DATE: May 6, 2005

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