Form 10QSB
period 2005-06-30
CLARKSTON FINANCIAL CORP
filed 2005-08-12
CIK 1068366

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

_________________

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,214,435 shares of the Corporation’s Common Stock (no par value) were outstanding as of August 11, 2005.

Transitional Small Business Disclosure Format (check one): Yes _____ No __X

INDEX

Page Number(s)
Part I Financial Information (unaudited):

Item 1.
Condensed Consolidated Financial Statements	3

Notes to Condensed Consolidated Financial Statements	8

Item 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations	17

Item 3.
Controls & Procedures	21

Part II Other Information

Item 1
Legal Proceedings	22

Item 2.
Changes in Securities and Use of Proceeds	22

Item 3.
Defaults Upon Senior Securities	22

Item 4.
Submission of Matters to a Vote of Securities Holders	22

Item 5.
Other Information	22

Item 6.
Exhibits and Reports on Form 8-K	22

Signatures	22

Part I Financial Information (unaudited)

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
June 30, 2005 (unaudited) and December 31, 2004
(dollars in thousands)

	June 30, 2005	December 31, 2004

	(Unaudited)
ASSETS
Cash and cash equivalents
Total cash and due from banks	$ 4,090	$ 1,949
Federal funds sold	11,131	1,916

Total cash and cash equivalents	15,221	3,865
Securities available for sale, at fair value	37,344	44,384
Loans held for sale	945	644
Loans
Total loans	129,297	111,542
Less: Allowance for loan losses	(1,506)	(1,280)

Net loans	127,791	110,262
Banking premises and equipment	2,819	2,395
Interest receivable	654	625
Deferred tax asset	414	384
Other assets	965	820

Total assets	$ 186,153	$ 163,379

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	26,207	19,766
Interest-bearing	129,774	113,500

Total deposits	155,981	133,266
Advances from Federal Home Loan Bank of Indianapolis	12,200	12,200
Junior subordinated debentures held by
unconsolidated subsidiary trust	4,000	4,000
Interest payable and other liabilities	1,512	1,712

Total liabilities	173,693	151,178
Shareholders' equity
Common stock, no par value: 10,000,000
Shares authorized; 1,048,659 and 1,045,909 shares
issued and outstanding as of June 30, 2005
and December 31, 2004	4,472	4,444
Capital surplus	4,472	4,444
Restricted stock - unearned compensation	(113)	(80)
Retained earnings	3,929	3,634
Accumulated other comprehensive loss	(300)	(241)

Total shareholders' equity	12,460	12,201

Total liabilities and shareholders' equity	$ 186,153	$ 163,379

See accompanying notes to consolidated financial statements

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME
Three and Six Month Periods Ended June 30, 2005 and June 30, 2004
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004

Interest Income
Loans, including fees	$2,285	$ 1,487	$4,386	$ 2,851
Securities
Taxable	303	235	591	541
Tax-exempt	74	207	168	398
Federal funds sold	37	9	54	20

Total interest income	2,699	1,938	5,199	3,810
Interest Expense
Deposits	997	610	1,871	1,262
Borrowings	173	69	318	90
Total Interest Expense	1,170	679	2,189	1,352
Net Interest Income	1,529	1,259	3,010	2,458
Provision for loan losses	260	105	355	185

Net interest income
After provision for loan losses	1,269	1,154	2,655	2,273
Noninterest income
Gain on sale of securities	--	(20)	1	(14)
Gain on sale of loans	28	26	75	35
Service charges and other fees	221	144	412	262
Other income	4	--	9	--

Total noninterest income	253	150	497	283
Noninterest expense
Salaries and benefits	783	469	1,527	893
Occupancy expense	201	117	384	230
Computer and data processing expenses	87	79	165	145
Advertising and public relations	57	40	102	78
Professional fees	74	76	168	140
Supplies	17	18	41	40
State taxes	27	8	46	24
Other expense	150	109	314	216

Total noninterest expense	1,396	916	2,747	1,766

Income before federal income tax expense	126	388	405	790
Federal income tax expense	10	56	110	156

Net income	$ 116	$ 332	295	$ 634

Basic earnings per share	$ .11	$ .32	0.28	$ .61

Diluted earnings per share	$ .11	$ .31	0.27	$ .59

See accompanying notes to consolidated financial statements.

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Six Month Period ended June 30, 2005
(dollars in thousands)
(Unaudited)

	Common Stock	Capital Surplus	Unearned Comp.	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity

Balance December 31, 2004	$4,444	$4,444	$(80)	$3,634	$(241)	$ 12,201
Issuance of restricted stock	28	28	(56)	--	--	--
Recognition of compensation for
restricted stock award	--	--	23	--	--	23
Comprehensive income:
Net income for six months ended
June 30, 2005	--	--	--	295	--	295
Change in unrealized loss on
securities available for sale
net of tax of ($30)	--	--	--	--	(59)	(59)
Net comprehensive income						236

Balance June 30, 2005	$4,472	$4,472	$(113)	$3,929	$(300)	$ 12,460

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
Three and Six Month Periods ended June 30, 2005 and June 30, 2004
(dollars in thousands)
(unaudited)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004

Net Cash Provided by Operating Activities:
Net cash provided by operating activities	$ 246	$ 9,682	$ 267	$ 10,118
Cash Flows from Investing Activities:
Net increase in loans	(4,511)	(6,918)	(17,884)	(10,355)
Purchase of available-for-sale securities	(995)	(979)	(3,255)	(14,955)
Proceeds from sales of available-for-sale securities	2,913	8,224	10,073	21,279
Property and equipment expenditures	(208)	(94)	(560)	(152)

Net cash provided by/(used in) investing activities	2,804	233	(11,626)	(4,183)
Cash Flows from Financing Activities:
Increase/(decrease) in deposits	13,689	(8,059)	22,715	(4,122)
Decrease in federal funds purchased	(1,500)	--	--	--
Proceeds from sale of stock	--	--	--	2

Net Cash provided by/(used in) financing activities	12,189	(8,059)	22,715	(4,120)
Net increase in cash and cash equivalents	9,631	1,856	11,356	1,815
Cash and cash equivalents at beginning of year	5,590	7,891	3,865	7,932

Cash and cash equivalents at end of period	$ 15,221	$ 9,747	$ 15,221	$ 9,747

Supplemental Cash Flow Information - Cash paid for:
Interest	1,196	679	2,150	1,323
Taxes	200	48	211	276

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

All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations, and cash flows, have been made. The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

NOTE 3 – STOCK BASED COMPENSATION (CONTINUED)

The Corporation’s as reported and pro forma information for the three month period ended June 30 (000‘s omitted, except per share data) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

As reported net income available to common
stockholders	$ 116	$ 332	$ 295	$ 634
Less stock-based compensation expense
determined under fair value method -
net of tax	4	4	8	8

Pro forma net income	$ 112	$ 328	$ 287	$ 626

As reported earnings per share	$ 0.11	$ 0.32	$ 0.28	$ 0.61
Pro forma earnings per share	$ 0.11	$ 0.32	$ 0.27	$ 0.60
As reported earnings per diluted share	$ 0.11	$ 0.31	$ 0.27	$ 0.60
Pro forma earnings per diluted share	$ 0.10	$ 0.31	$ 0.27	$ 0.59

Compensation expense in the pro forma disclosures is not indicative of future amounts, as options vest over several years and additional grants may be made each year.

The following table summarizes stock option transactions for both plans and the related average exercise prices for the three month periods ended June 30:

	2005		2004

	Number of shares	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price

Options Outstanding - Beginning of Year	49,536	$9.09	49,536	$9.09
Options granted - Employee Plan	-	-	-	-
Options exercised	-	-	-	-
Options expired	-	-	-	-

Options Outstanding - End of Period	49,536	$9.09	49,536	$9.09

The following table shows summary information about fixed stock options outstanding at June 30, 2005:

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

Earnings per share have been computed based on the following: (in 000‘s omitted)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net income available to common stockholders	$ 116	$ 332	$ 295	$ 634
Average number of common shares
outstanding	1,049	1,037	1,047	1,036
Effect of dilutive options	27	27	28	26

Average number of common shares
outstanding used to calculate diluted
earnings per common share	1,076	1,064	1,075	1,062

Number of antidilutive stock options excluded
from diluted earnings per share computation	--	--	--	--

NOTE 5 — SECURITIES

The Bank does not have any securities in its portfolio that are classified as held to maturity. All securities are classified as available for sale and the amortized cost and fair values of those securities are as follows (dollars in thousands):

Available for Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

June 30, 2005 (Unaudited)
Taxable variable rate demand
municipal revenue bonds,
short-term corporate
commercial paper, and bonds
of government agencies	$37,798	$8	$462	$37,344

NOTE 6 - LOANS

Loans are as follows (000's omitted):

	June 30, 2005	December 31, 2004

Commercial	$ 57,135	$ 55,633
Commercial real estate	32,099	21,094
Residential real estate	21,010	17,715
Construction	16,183	13,981
Consumer	2,870	3,119

Total	$129,297	$111,542

Activity in the allowance for loan losses is as follows (000‘s omitted):

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Balance - Beginning of period	$ 1,363	$ 1,041	$ 1,280	$ 1,092
Provision charged to operations	260	105	355	185
Charge-offs	(117)	(14)	(130)	(174)
Recoveries	--	20	1	49

Balance - End of year	$ 1,506	$ 1,152	$ 1,506	$ 1,152

Allowance for loan losses to total
loans	1.16%	1.32%	1.16%	1.32%

NOTE 7 — DEPOSITS

Deposits are summarized as follows (000‘s omitted):

	June 30, 2005 (Unaudited)	December 31, 2004

Non-interest bearing demand deposit accounts	$ 26,207	$ 19,766
Interest-bearing demand deposit accounts	7,054	8,653
Savings accounts	5,461	4,784
Money market accounts	59,323	49,894
Certificates of deposit	57,936	50,169

Total deposits	$155,981	$133,266

NOTE 8 – FHLB ADVANCES

Advances from the Federal Home Loan Bank (FHLB) were as follows (000‘s omitted):

	June 30, 2005 (Unaudited)	December 31, 2004

Maturity in July 2005, variable rate at 3.46%	$ 5,000	$ 5,000
Maturities from April 2005 through October 2009, fixed rates
ranging from 1.83% to 3.75%, weighted average of 2.76%	7,200	7,200

Total FHLB Advances	$12,200	$12,200

Advances from the FHLB are collateralized by qualifying investments securities with estimated market values of $15,590,000 and $14,127,000 at June 30, 2005 and December 31, 2004. The advances are due in full at maturity and the fixed rate advances are subject to a prepayment penalty if repaid prior to maturity.

NOTE 9 – MINIMUM REGULATORY CAPITAL REQUIREMENTS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for Banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide five classifications, well capitalized, adequately capitalized, undercapitalized and critical undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank and the Corporation were well-capitalized as of June 30, 2005 and December 31, 2004.

NOTE 9 – MINIMUM REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

The Bank’s and Corporation’s actual capital amounts and ratios as of June 30, 2005 and December 31, 2004 are presented in the following table (000‘s omitted):

	Actual		For Capital Adequacy Purposes		To be Well-Capitalized

	Amount	Ratio (Percent)	Amount	Ratio (Percent)	Amount	Ratio (Percent)

As of June 30, 2005:
Total risk-based capital
(to risk-weighted assets)
Bank	$15,262	10.75	$11,356	8.00	$14,194	10.00
Consolidated	18,245	12.82	11,386	8.00	14,232	10.00
Tier I Capital
(to risk weighted assets)
Bank	$13,756	9.69	$ 5,678	4.00	$ 8,517	6.00
Consolidated	16,739	11.76	5,693	4.00	8,539	6.00
Tier I Capital
(to average assets)
Bank	$13,756	7.74	$ 7,113	4.00	$ 8,892	5.00
Consolidated	16,739	9.35	7,158	4.00	8,947	5.00
As of December 31, 2004:
Total risk-based capital
(to risk-weighted assets)
Bank	$14,613	12.04	$ 9,713	8.00	$12,142	10.00
Consolidated	17,688	14.50	9,761	8.00	12,202	10.00
Tier I Capital
(to risk weighted assets)
Bank	$13,333	10.98	$ 4,857	4.00	$ 7,285	6.00
Consolidated	16,408	13.45	4,881	4.00	7,321	6.00
Tier I Capital
(to average assets)
Bank	$13,333	8.29	$ 6,433	4.00	$ 8,041	5.00
Consolidated	16,408	10.06	6,524	4.00	8,155	5.00

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

At June 30, 2005 and December 31, 2004, the following financial instruments were outstanding whose contract amounts represent credit risk (000‘s omitted):

	June 30, 2005 (Unaudited)	December 31, 2004

Commitments to grant loans	$ 5,205	$ 9,763
Unfunded commitments under lines of credit	28,975	22,384
Commercial and standby letters of credit	243	320

NOTE 11 – SUBSEQUENT EVENTS

On July 14, 2005 the Corporation completed a rights offering. A total of 165,776 shares were purchased in the rights offering (63.2% of the 262,192 shares offered). The Corporation received approximately $2,983,968 in gross proceeds in connection with the rights offering, which it intends to use to purchase a majority interest in Huron Valley State Bank, a Michigan banking corporation that intends to commence business early in the 3rd quarter following capitalization and receipt of final regulatory approvals.

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

         In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections.” This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 carries forward the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Under this Statement, every voluntary change in accounting principle requires retrospective application to prior periods’ financial statements, unless it is impracticable. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although earlier application is permitted for changes and corrections made in fiscal years beginning after June 1, 2005. The Company expects no significant effect on its financial statements as a result of the adoption of this Statement.

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

Comparison of Financial Condition at June 30, 2005 and December 31, 2004

        Our total assets increased by $22.8 million or 14.0% to $186.2 million at June 30, 2005, from $163.4 million at December 31, 2004. The continued growth is attributable to ongoing marketing efforts for deposits and an increase in lending relationships. We anticipate that our assets will continue to grow during 2005.

        Cash and cash equivalents, which include federal funds sold and short-term investments, increased $11.3 million or 289.7% to $15.2 million at June 30, 2005 from $3.9 million at December 31, 2004. The increase is due primarily to increased deposits, and sales of securities, which funds have not yet been reinvested in loans. In addition, approximately $1.8 million of this cash represents funds held in escrow for Huron Valley State Bank, our DeNovo institution scheduled to open on August 15, 2005. The loan pipeline is strong, and we do not anticipate this large cash balance continuing in the future.

        Securities decreased $7.1 million or 16.0% to $37.3 million at June 30, 2005 from $44.4 million at December 31, 2004. This decrease was in line with the Bank’s plan and is indicative of the strong loan growth experienced in the first half of the year. The bank continues to have excellent liquidity and will monitor its level of securities to ensure proper liquidity is maintained.

        Total loans held for sale increased $301,000 or 46.2% to $945,000 at June 30, 2005 from $644,000 at December 31, 2004. This increase is due primarily to timing, and an increase in activity in the Corporation’s mortgage banking division.

        Total portfolio loans increased by $17.8 million or 16.0% to $129.3 million at June 30, 2005 from $111.5 million at December 31, 2004. This growth rate is in line with our business plan and a similar, or slightly slower rate is expected to continue throughout 2005. The growth in loans was primarily organic, with a $3.3 million contribution from the Huron Valley Loan Center. Commercial loans increased $1.5 million, or 2.7% from $55.6 million at December 31, 2004 to $57.1 million at June 30, 2005. Commercial real estate loans increased the most in dollars and percentage, growing from $21.1 million at December 31, 2004 to $32.1 million at June 30, 2005. The construction lending portfolio also showed significant growth, increasing $2.2 million from $14.0 million at December 31, 2004 to $16.2 million at June 30, 2005. In addition, residential real estate loans increased by $3.3 million, or 18.6% from $17.7 million to $21.0 million for the same period. We have added staff and products in the residential lending area to continue to grow this business and provide a complementary product to our customers. These additional investments, as well as new technologies expected to be implemented during 2005, should allow us to increase fee income from mortgage banking activities as well as to expand the held for investment residential lending portfolio.

        The allowance for loan losses as of June 30, 2005 was $1.5 million representing approximately 1.16% of total loans outstanding, compared to $1.3 million, or 1.14% of loans outstanding as of December 31, 2004. The large increase in the provision for loan loss was primarily due to two factors. The Bank had two charge-offs in the quarter totaling approximately $111,400, and a large specific reserve of $350,000 was required on one other commercial relationship, management does not anticipate any additional reserves being necessary for this credit. The additional loan loss provision necessitated by these items was the primary cause of the increase in the allowance for loan loss. We believe that the allowance for loan losses is sufficient to cover losses inherent in the portfolio.

        The loan loss allowance represents management’s assessment of both current and future losses inherent within the loan portfolio. Consideration is also given to off-balance sheet items that may involve credit risk, such as commitments to extend credit. This analysis is conducted on a quarterly basis utilizing a methodology that has been employed since our inception. The methodology employed utilizes several factors to determine the appropriateness of the allowance. Specifically, historical loss experience, financial condition of borrowers, collateral adequacy, credit risk rating system and current economic conditions are incorporated in this analysis.

16

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

        Total deposit balances increased $22.7 million or 17.0% to $156.0 million at June 30, 2005 from $133.3 million at December 31, 2004. Non-interest bearing checking deposits had the largest increase in terms of percentage, increasing from $19.8 million at December 31, 2004 to $26.2 million at June 30, 2005, a $6.4 million or 32.6% increase. Approximately $1.8 million of this increase was due to the Bank holding the deposits of the prospective investors in Huron Valley State Bank in escrow. This amount was provided to Huron Valley State Bank during the 3rd quarter. Money market and savings accounts showed the 2nd largest percentage increase during the year to $64.8 million from $54.7 million at December 31, 2004, an 18.5% increase. Time deposits increased $7.7 million, or 15.5% for the year, with a balance of $57.9 million at June 30, 2005, compared to $50.2 million at December 31, 2004. These increases were offset by a slight decrease in interest-bearing checking accounts, which decreased by $1.6 million, or 18.4% to a balance of $7.1 million from $8.7 million at December 31, 2004. Our new branch in the Clarkston Business District has been a large contributor to the growth in non-time deposits. Currently the new branch has approximately $9.0 million in non-time deposits as of June 30, 2005, compared to $500,000 at December 31, 2004. We continue to focus on providing superior customer service and products to our local community in order to grow our deposit base.

        The Bank is a member of the Federal Home Loan Bank of Indianapolis, and utilizes advances from this institution to bolster liquidity. At June 30, 2005, we have $12.2 million in advances outstanding, with no change since December 31, 2004. As we expand our residential lending area, this source of funds may be used more frequently, as the assets funded can be collateralized.

        We have no other off-balance sheet liabilities other than commitments to extend credit in the form of letters and lines of credit.

        As of June 30, 2005, we had retained earnings of $3.9 million compared to $3.6 million at December 31, 2004 which was a result of net income of $295,000. The other area of significant change in the equity of the Corporation was in the accumulated other comprehensive income, which saw a decrease of $59,000, or 24.4%. This decrease was primarily the result of changes in interest rates causing a decrease in the market value of the Corporation’s security portfolio. We do not believe that the value of any of the securities in the portfolio are permanently impaired. The changes in common stock and additional paid in capital were due to the issuance of restricted stock to members of management, in accordance with the previously approved plan. Management’s focus on strong expense discipline and increases in the net interest margin, due to increases in underlying rates and changes in the asset mix, continues to enhance profitability.

Comparison of Operating Results for the Three Months Ended June 30, 2005 and 2004

        Our net profit was $116,000 for the second quarter of 2005 compared to net profit of $332,000 for the second quarter of 2004. Operating results related to the organization of our de novo (new) bank, Huron Valley State Bank and our entrance into the mortgage business decreased net income $89,400 and $101,700, respectively in the quarter ended June 30, 2005. Huron Valley State Bank is scheduled to open on August 15, 2005. Our mortgage banking operation, while providing some marginal revenue, is not yet at critical mass relative to the investment made. Net interest income increased 15.4% or $270,000 from $1.26 million in the second quarter of 2004 to $1.53 million for 2005. Non-interest income increased $103,000, or 68.7% for the second quarter of 2005 compared to the same period in 2004, while non-interest expense increased $480,000 or 52.4% over the same periods.

        Interest income for the second quarter of 2005 was $2.7 million, an increase of 42.1% from interest income of $1.9 million for the second quarter of 2004. This increase resulted primarily from increased loan balances and increased rates, primarily on variable rate loans, due to increases in the discount rate. The increase in interest income from loans was partially offset by reduced interest income from securities, caused by decreased balances outstanding. Interest expense was $1.2 million for the second quarter of 2005, compared to $679,000 for the second quarter of 2004, a 72.3% increase. The increase is due in large part to increased balances needed to fund loan growth, increases in the discount rate narrowing margins putting pressure on deposit pricing, and the overall competitiveness of our local markets.

        We had an allowance for loan losses of approximately 1.16% of total loans at June 30, 2005. The provision expense for loan loss for the second quarter of 2005 was $260,000. The activity in the allowance for loan loss is discussed in more detail above in the balance sheet discussion. Management believes the current rate of providing for the loan loss reserve is adequate.

        Non-interest income was $253,000 for the second quarter of 2005, a $103,000, or 68.7% increase over the second quarter of 2004 when non-interest income was $150,000. The largest portion of the increase in non-interest income was seen in service charges and other fee income, which increased $77,000, or 53.5% over the same period last year. The Corporation’s focus on checking accounts and the implementation of a bounce protection product in the fourth quarter of 2004 continues to increase these fees significantly.

        Non-interest expense was $1.4 million for the second quarter of 2005, a $480,000 or 52.4% increase over the second quarter of 2004 when non-interest expense was $916,000. The increase is primarily attributable to higher salary and benefit costs of $314,000, or 67.0% due to the increase in full time equivalents needed to manage the growth of the Bank. Occupancy expense has increased $84,000, or 71.8% as a result of the two new ventures discussed above and also due to the new full service branch which opened for business in the fourth quarter of 2004.

Comparison of Operating Results for the Six Months Ended June 30, 2005 and 2004

        Our net profit was $295,000 year to date 2005 compared to net profit of $634,000 for the same period in 2004. Operating results related to the organization of our de novo (new) bank, Huron Valley State Bank and our entrance into the mortgage business decreased net income $216,800 and $162,500, respectively in the six months ended June 30, 2005. Huron Valley State Bank is scheduled to open on August 15, 2005. Our mortgage banking operation, while providing some marginal revenue, is not yet at critical mass relative to the investment made. Net interest income increased 22.5% or $550,000 from $2.46 million in the second quarter of 2004 to $3.01 million for 2005. Non-interest income increased $214,000, or 75.6% year to date 2005 compared to the same period in 2004, while non-interest expense increased $980,000 or 55.5% over the same periods.

        Interest income year to date 2005 was $5.2 million, an increase of 36.5% from interest income of $3.8 million year to date 2004. This increase resulted primarily from increased loan balances and increased rates, primarily on variable rate loans, due to increases in the discount rate. The increase in interest income from loans was partially offset by reduced interest income from securities, caused by decreased balances outstanding. Interest expense was $2.2 million year to date 2005, compared to $1.4 million for the second quarter of 2004, a 61.9% increase. The increase is due in large part to increased balances needed to fund loan growth, increases in the discount rate, and the overall competitiveness of our local markets.

        We had an allowance for loan losses of approximately 1.16% of total loans at June 30, 2005. The provision expense for loan loss year to date 2005 was $355,000, an increase of $166,000 over the $189,000 amount for the same period in 2004. The activity in the allowance for loan loss is discussed in more detail above in the balance sheet discussion. Management believes the current rate of providing for the loan loss reserve is adequate.

        Non-interest income was $497,000 year to date 2005, a $214,000, or 75.6% increase over the same period in 2004 when non-interest income was $283,000. The Corporation has been investing additional resources in the residential lending area, and the dividends from this investment are apparent in the $40,000, or 114.3% increase in gains on sale of residential loans. While we anticipate that this line of business will enhance our non-interest income in the future, we do not expect this area to become a significant portion of our total revenue in the near future. The largest portion of the increase in non-interest income was seen in service charges and other fee income, which increased $150,000, or 57.3% over the same period last year. The Corporation’s continued focus on checking accounts and the implementation of a bounce protection product increased these fees significantly.

        Non-interest expense was $2.8 million year to date 2005, a $1.0 million or 55.6% increase over the same period in 2004 when non-interest expense was $1.8 million. The increase is primarily attributable to higher salary and benefit costs of $634,000, or 71.0% due to the increase in full time equivalents needed to manage the growth of the Bank. Occupancy expense has increased as a result of the two new ventures discussed above and also due to the new full service branch which opened for business in the fourth quarter of 2004.

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

In July 2005, the Corporation completed a rights offering which allowed each holder of the Corporation’s common stock as of the June 6, 2005 record date to purchase 1 additional share of common stock for every 4 shares held, while also offering an opportunity to purchase a limited number of shares above their basic subscription right (the over-subscription privilege). A total of 165,776 shares were purchased in the rights offering (63.2% of the 262,192 shares offered). Of the 165,776 shares purchased, 127,183 shares were basic subscriptions and 38,593 shares were over-subscriptions. The Corporation received approximately $2,983,968 in gross proceeds in connection with the rights offering, which it intends to use to purchase a majority interest in Huron Valley State Bank, a Michigan banking corporation that intends to commence business early in the 3rd quarter following capitalization and receipt of final regulatory approvals.

Capital Resources at June 30, 2005 (in thousands)

	Tier 1 Leverage Ratio	Tier 1 Capital Ratio	Total Risk-Based Capital Ratio
Minimum regulatory requirement for
Capital adequacy	4.00%	4.00%	8.00%
Well capitalized regulatory level	5.00%	6.00%	10.00%
Consolidated	9.35%	11.76%	12.82%
Bank	7.74%	9.69%	10.75%

The following table shows the dollar amounts by which the Corporation’s capital (on a consolidated basis) exceeds current regulatory requirements on a dollar-enumerated basis:

	(in thousands of dollars)
	Tier 1 Leverage	Tier 1 Capital	Total Risk-Based Capital
Capital balances at June 30, 2005
Required regulatory capital	$ 7,158	$ 5,693	$11,386
Capital in excess of regulatory minimums	9,581	11,046	6,859

Actual capital balances	$16,739	$16,739	$18,245

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

As indicated by the consolidated statement of cash flows, deposits continue to be the primary source of funding for loan growth with an increase of $26.8 million, in cash flows from deposits over the same period last year. These funds were deployed primarily into loans and cash, where the cash flows increased $7.5 million and $9.5 million, respectively. We anticipate that future loan growth will be funded primarily with deposit growth, and secondarily with other wholesale sources of funding, not through the liquidation of the security portfolio

Item 3 CONTROLS AND PROCEDURES

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

Item 2.      Changes in Securities and Use of Proceeds.

None.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Submission of Matters to a Vote of Securities Holders

(a)	The annual meeting of the shareholders of the Corporation was held on May 10, 2005.

(b)	The following directors were elected at the annual meeting for a term expiring in 2008: Louis D. Beer and William J. Clark. Other directors whose terms continued after the meeting are as follows: Edwin L. Adler, John H. Welker, Charles L. Fortinberry, Bruce H. McIntyre and Thomas E. Kimble.

(c)	At the annual meeting directors were elected for terms expiring in 2005:

Director Nominee	For	Against	Abstain
Louis D. Beer	890,410	0	9,595
William J. Clark	891,290	0	8,720

(d)	At the annual meeting the shareholders approved the Clarkston Financial Corporation Employee Stock Purchase Plan with 344,562 shares voted “For”, 17,179 shares voted “Against” and 10,826 shares voted “Abstain”.

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

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005, to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARKSTON FINANCIAL CORPORATION

/s/ Edwin L. Adler
Edwin L. Adler
Chairman of the Board and Chief Financial Officer

/s/ J. Grant Smith
J. Grant Smith
Chief Financial Officer and Chief Operating Officer

DATE: August 12, 2005

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