Form 10QSB
period 2005-09-30
CLARKSTON FINANCIAL CORP
filed 2005-11-14
CIK 1068366

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

6600 Highland Road, Waterford, MI 48327
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (248) 922-6940

_________________

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,235,307 shares of the Corporation’s Common Stock (no par value) were outstanding as of November 14, 2005.

Transitional Small Business Disclosure Format (check one): Yes [__] No [X]

INDEX

		Page Number(s)
Part I	Financial Information (unaudited):

	Item 1. Condensed Consolidated Financial Statements Notes to Condensed Consolidated Financial Statements	3 7

	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

	Item 3. Controls & Procedures	24

Part II.	Other Information

	Item 1. Legal Proceedings	25

	Item 2. Changes in Securities and Use of Proceeds	25

	Item 3. Defaults Upon Senior Securities	25

	Item 4. Submission of Matters to a Vote of Securities Holders	25

	Item 5. Other Information	25

	Item 6. Exhibits and Reports on Form 8-K	25

Signatures		26

Part I Financial Information (unaudited)

CLARKSTON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2005 (unaudited) and December 31, 2004
(dollars in thousands)

	September 30, 2005	December 31, 2004

	(Unaudited)
ASSETS
Cash and cash equivalents
Total cash and due from banks	$3,200	$1,949
Federal funds sold	7,492	1,916

Total cash and cash equivalents	10,692	3,865

Securities available for sale, at fair value	43,071	44,384

Loans held for sale	621	644
Loans
Total loans	130,610	111,542
Less: Allowance for loan losses	(1,879)	(1,280)

Net loans	128,731	110,262

Banking premises and equipment	2,861	2,395
Deferred tax asset	478	384
Interest receivable and other assets	1,809	1,445

Total assets	$188,265	$163,379

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	22,666	19,766
Interest-bearing	134,564	113,500

Total deposits	157,230	133,266

Advances from Federal Home Loan Bank of Indianapolis	7,200	12,200
Junior subordinated debentures held by
unconsolidated subsidiary trust	4,000	4,000
Interest payable and other liabilities	1,301	1,712

Total liabilities	169,731	151,178

Minority interest in consolidated subsidiary	3,507	--

Shareholders' equity
Common stock, no par value: 10,000,000 shares authorized;
1,235,307 and 1,045,909 shares issued and outstanding as of
September 30, 2005 and December 31, 2004	6,152	4,444
Capital surplus	6,152	4,444
Restricted stock - unearned compensation	(99)	(80)
Retained earnings	3,244	3,634
Accumulated other comprehensive loss	(422)	(241)

Total shareholders' equity	15,027	12,201

Total liabilities and shareholders' equity	$188,265	$163,379

See accompanying notes to consolidated financial statements

CLARKSTON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
Three and Nine Month Periods Ended September 30, 2005 and September 30, 2004
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004

Interest Income
Loans, including fees	$2,370	$1,681	$6,756	$4,532
Securities
Taxable	308	184	899	724
Tax-exempt	74	169	242	567
Federal funds sold	78	34	132	55

Total interest income	2,830	2,068	8,029	5,878

Interest Expense
Deposits	1,159	663	3,030	1,925
Borrowings	143	87	461	177

Total Interest Expense	1,302	750	3,491	2,102

Net Interest Income	1,528	1,318	4,538	3,776

Provision for loan losses	908	110	1,263	295

Net interest income
After provision for loan losses	620	1,208	3,275	3,481

Noninterest income
Gain/(loss) on sale of securities	--	(20)	1	(34)
Gain on sale of loans	34	43	109	78
Service charges and other fees	175	164	587	426
Other income	1	--	10	--

Total noninterest income	210	187	707	470

Noninterest expense
Salaries and benefits	692	473	2,219	1,366
Occupancy expense	209	125	593	355
Computer and data processing expenses	101	80	266	225
Advertising and public relations	87	38	189	116
Professional fees	129	84	297	224
State taxes	27	27	73	51
Other expense	304	137	659	393

Total noninterest expense	1,549	964	4,296	2,730

Income/(loss) before federal income tax expense and minority interest	(719)	431	(314)	1,221
Federal income tax expense	22	115	132	271

Income/(loss) before minority interest	(741)	316	(446)	950
Minority interest in net loss of consolidated subsidiary	(56)	--	(56)	--

Net income/(loss)	$(685)	$316	$(390)	$950

Basic earnings/(loss) per share	$(0.58)	$0.30	$(0.36)	$0.92

Diluted earnings/(loss) per share	$(0.57)	$0.30	$(0.36)	$0.89

See accompanying notes to consolidated financial statements.

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Nine Month Period ended September 30, 2005
(dollars in thousands)
(Unaudited)

	Common Stock	Capital Surplus	Unearned Comp.	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity

Balance December 31, 2004	$4,444	$4,444	$(80)	$3,634	$(241)	$12,201

Issuance of stock	1,680	1,680	--	--	--	3,360

Issuance of restricted stock	28	28	(56)	--	--	--

Recognition of compensation for
restricted stock award	--	--	37	--	--	37

Comprehensive income:

Net income/(loss) for nine months
ended September 30, 2005	--	--	--	(390)	--	(390)
Change in unrealized loss on
securities available for sale
net of tax of ($93)	--	--	--	--	(181)	(181)

Net comprehensive loss						(571)

Balance September 30, 2005	$6,152	$6,152	$(99)	$3,244	$(422)	$15,027

CLARKSTON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Three and Nine Month Periods ended September 30, 2005 and September 30, 2004
(dollars in thousands)
(unaudited)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004

Net Cash Provided by Operating Activities:
Net cash provided by/(used in) operating activities	$561	$(492)	$828	$628

Cash Flows from Investing Activities:
Net increase in loans	(2,251)	(8,496)	(20,000)	(18,851)
Purchase of available-for-sale securities	(7,445)	(12,947)	(10,700)	(27,902)
Proceeds from sales of available-for-sale securities	1,475	10,761	11,548	32,040
Property and equipment expenditures	(120)	(379)	(680)	(531)

Net cash used in investing activities	(8,341)	(11,061)	(19,832)	(15,244)

Cash Flows from Financing Activities:
Increase in deposits	1,249	12,650	23,964	8,528
Proceeds from advances from Federal Home Loan Bank	--	--	--	9,000
Repayments of advances from Federal Home Loan Bank	(5,000)	--	(5,000)	--
Proceeds from sale of stock	3,360	--	3,360	--
Resources provided by minority interest	3,507	--	3,507	--

Net cash provided by financing activities	3,116	12,650	25,831	17,528

Net increase/(decrease) in cash and cash equivalents	(4,664)	1,097	6,827	2,912
Cash and cash equivalents at beginning of period	15,356	9,747	3,865	7,932

Cash and cash equivalents at end of period	$10,692	$10,844	$10,692	$10,844

Supplemental Cash Flow Information - Cash paid for:
Interest	1,310	690	3,460	2,013
Taxes	44	183	255	459

Significant Noncash Activities:
Transfers from loans to repossessed assets	268	--	268	--

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

All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations, and cash flows, have been made. The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

Certain amounts in prior period’s financial statements have been reclassified to conform to the current period’s presentation.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The Corporation is a Michigan Corporation and the holding company for Clarkston State Bank (CSB) and Huron Valley State Bank (HVSB). The consolidated financial statements include the accounts of the Corporation, its wholly owned subsidiary Clarkston State Bank and its majority owned subsidiary Huron Valley State Bank. All significant intercompany transactions are eliminated in consolidation.

The Corporation also owns all of the common stock of Clarkston Capital Trust I. This is a grantor trust that issued trust preferred securities and is not consolidated with the Company per FASB Interpretation No. 46.

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

NOTE 3 – STOCK BASED COMPENSATION (CONTINUED)

The Corporation’s as reported and pro forma information is as follows:

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

As reported net income/(loss) available
to common stockholders	$(685)	$316	$(390)	$950
Less stock-based compensation expense
determined under fair value method -
net of tax	4	4	12	12

Pro forma net income/(loss)	$(689)	$312	$(402)	$938

As reported earnings/(loss) per share	$(0.58)	$0.30	$(0.36)	$0.92
Pro forma earnings/(loss) per share	$(0.58)	$0.30	$(0.37)	$0.91
As reported earnings/(loss) per diluted share	$(0.57)	$0.30	$(0.35)	$0.89
Pro forma earnings/(loss) per diluted share	$(0.57)	$0.29	$(0.36)	$0.88

Compensation expense in the pro forma disclosures is not indicative of future amounts, as options vest over several years and additional grants may be made each year.

The following table summarizes stock option transactions for both plans and the related average exercise prices for the three month periods ended September 30:

	2005		2004

	Number of shares	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price

Options Outstanding - Beginning of Year	49,536	$9.09	49,536	$9.09

Options granted - Employee Plan	-	-	-	-
Options exercised	-	-	-	-
Options expired	-	-	-	-

Options Outstanding - End of Period	49,536	$9.09	49,536	$9.09

The following table shows summary information about fixed stock options outstanding at September 30, 2005:

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

Earnings per share have been computed based on the following: (in dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net income/(loss) available to common stockholders	$(685)	$316	$(390)	$950

Average number of common shares
outstanding	1,178	1,037	1,091	1,036
Effect of dilutive options	24	27	27	27

Average number of common shares
outstanding used to calculate diluted
earnings/(loss) per common share	1,202	1,064	1,118	1,063

Number of antidilutive stock options excluded
from diluted earnings per share computation	--	--	--	--

NOTE 5 — SECURITIES

The Bank does not have any securities in its portfolio that are classified as held to maturity. All securities are classified as available for sale and the amortized cost and fair values of those securities are as follows (dollars in thousands):

Available for Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

September 30, 2005 (Unaudited)
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$29,265	$4	$384	$28,885
Collateralized mortgage obligations	3,746	--	56	3,690
Obligations of state and political subdivisions	10,699	1	204	10,496

	$43,710	$5	$644	$43,071

December 31, 2004
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$26,330	$6	$225	$26,111
Collateralized mortgage obligations	3,495	3	16	3,482
Obligations of state and political subdivisions	14,924	14	147	14,791

	$44,749	$23	$388	$44,384

NOTE 6 - LOANS

Loans are as follows (dollars in thousands):

	September 30, 2005 (unaudited)	December 31, 2004

Commercial	$23,265	$22,820
Real estate:
Commercial	62,527	57,593
Residential	15,925	12,847
Construction	26,298	15,942

Total real estate	104,750	86,382

Consumer	2,595	2,789

Total	$130,610	$111,542

Activity in the allowance for loan losses is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Balance - Beginning of period	$1,506	$1,152	$1,280	$1,092
Provision charged to operations	908	110	1,263	295
Charge-offs	(535)	(48)	(665)	(222)
Recoveries	--	--	1	49

Balance - End of year	$1,879	$1,214	$1,879	$1,214

Allowance for loan losses to total loans	1.44%	1.39%	1.44%	1.39%

NOTE 7 — DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	September 30, 2005 (unaudited)	December 31, 2004

Non-interest bearing demand deposit accounts	$22,666	$19,766
Interest-bearing demand deposit accounts	6,366	8,653
Savings accounts	4,752	4,784
Money market accounts	64,368	49,894
Certificates of deposit	59,078	50,169

Total deposits	$157,230	$133,266

NOTE 8 – FHLB ADVANCES

Advances from the Federal Home Loan Bank (FHLB) were as follows (dollars in thousands):

	September 30, 2005 (unaudited)	December 31, 2004

Maturity in July 2005, variable rate at 3.46% $	$--	$5,000
Maturities from April 2005 through October 2009, fixed rates
ranging from 1.83% to 3.75%, weighted average of 2.76%	7,200	7,200

Total FHLB Advances	$7,200	$12,200

Advances from the FHLB are collateralized by qualifying investments securities with estimated market values of $12,921,000 and $14,127,000 at September 30, 2005 and December 31, 2004. The advances are due in full at maturity and the fixed rate advances are subject to a prepayment penalty if repaid prior to maturity.

NOTE 9 – MINIMUM REGULATORY CAPITAL REQUIREMENTS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for Banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide five classifications, well capitalized, adequately capitalized, undercapitalized and critical undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Banks and the Corporation were well-capitalized as of September 30, 2005 and December 31, 2004.

NOTE 9 – MINIMUM REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

The Banks’ and Corporation’s actual capital amounts and ratios as of September 30, 2005 and December 31, 2004 are presented in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To be Well-Capitalized

	Amount	Ratio (Percent)	Amount	Ratio (Percent)	Amount	Ratio (Percent)

As of September 30, 2005:
Total risk-based capital
(to risk-weighted assets)
CSB	$14,900	10.84	$11,000	8.00	$13,750	10.00
HVSB	7,986	187.86	340	8.00	425	10.00
Consolidated	21,718	15.27	11,375	8.00	14,219	10.00
Tier I Capital
(to risk weighted assets)
CSB	$13,180	9.59	$5,500	4.00	$8,250	6.00
HVSB	7,963	187.31	170	4.00	255	6.00
Consolidated	19,839	13.95	5,688	4.00	8,532	6.00
Tier I Capital
(to average assets)
CSB	$13,180	7.29	$7,234	4.00	$9,043	5.00
HVSB	7,963	76.62	416	4.00	520	5.00
Consolidated	19,839	10.61	7,477	4.00	9,347	5.00

As of December 31, 2004:
Total risk-based capital
(to risk-weighted assets)
CSB	$14,613	12.04	$9,713	8.00	$12,142	10.00
HVSB	-	0.00	-	8.00	-	10.00
Consolidated	17,688	14.50	9,761	8.00	12,202	10.00
Tier I Capital
(to risk weighted assets)
CSB	$13,333	10.98	$4,857	4.00	$7,285	6.00
HVSB	-	0.00	-	4.00	-	6.00
Consolidated	16,408	13.45	4,881	4.00	7,321	6.00
Tier I Capital
(to average assets)
CSB	$13,333	8.29	$6,433	4.00	$8,041	5.00
HVSB	-	0.00	-	4.00	-	5.00
Consolidated	16,408	10.06	6,524	4.00	8,155	5.00

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

At September 30, 2005 and December 31, 2004, the following financial instruments were outstanding whose contract amounts represent credit risk (dollars in thousands):

	September 30, 2005 (Unaudited)	December 31, 2004

Commitments to grant loans	$5,492	$9,763
Unfunded commitments under lines of credit	21,962	22,384
Commercial and standby letters of credit	278	320

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections.” This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 carries forward the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Under this Statement, every voluntary change in accounting principle requires retrospective application to prior periods’ financial statements, unless it is impracticable. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although earlier application is permitted for changes and corrections made in fiscal years beginning after June 1, 2005. The Corporation expects no significant effect on its financial statements as a result of the adoption of this Statement.

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

General

        Clarkston Financial Corporation (the “Corporation”) is a Michigan corporation incorporated on May 18, 1998. The Corporation is the bank holding company for Clarkston State Bank (“CSB”) and Huron Valley State Bank (“HVSB”) (collectively the “Banks”). CSB commenced operations on January 4, 1999, and HVSB commenced operations on August 15, 2005. The Banks are chartered by the State of Michigan with depository accounts insured by the Federal Deposit Insurance Corporation. They provide a full range of commercial and consumer banking services, primarily in Clarkston and Milford, Michigan and the surrounding market area primarily located in north Oakland County, Michigan. Together, the banks operate eight customer service locations including six full service branches.

Critical Accounting Policies

        The Corporation’s critical accounting policies are described in the financial section of our 2004 annual report. Management believes our critical accounting policies relate to the allowance for loan losses, income taxes and stock based compensation.

Comparison of Financial Condition at September 30, 2005 and December 31, 2004

        Our total assets increased by $24.9 million or 15.2% to $188.3 million at September 30, 2005, from $163.4 million at December 31, 2004. The continued growth is attributable to ongoing marketing efforts for deposits and an increase in lending relationships. These efforts were bolstered in the 3rd quarter by the opening of Huron Valley State Bank. We anticipate that our assets will continue to grow during 2005.

        Cash and cash equivalents, which include federal funds sold and short-term investments, increased $6.8 million or 174.4% to $10.7 million at September 30, 2005 from $3.9 million at December 31, 2004. The increase is due primarily to increased deposits, which funds have not yet been reinvested in loans or investment securities. These funds are anticipated to be placed in higher-yielding investments and loans in the coming quarters.

        Securities decreased $1.3 million or 2.9% to $43.1 million at September 30, 2005 from $44.4 million at December 31, 2004. Total securites have increased from the prior quarter by $5.7 million, or 15.2%. This increase is due in large part to the investment of HVSB’s initial capital, but is also indicative of a difficult lending climate in the Bank’s primary market areas. The Corporation continues to have excellent liquidity and will monitor its level of securities to ensure proper liquidity is maintained.

        Total portfolio loans increased by $19.1 million or 17.1% to $130.6 million at September 30, 2005 from $111.5 million at December 31, 2004. This growth rate is lower than our business plan and a similar, or slightly slower rate is expected to continue throughout 2005. This reduced growth rate is largely due to competitive market pressures and a difficult economic climate in Michigan. Approximately $2.7 million of the growth was from Huron Valley State Bank. Total loan growth continues to be driven by the commercial real estate and construction portfolios which increased $4.9 million, or 8.5% and $10.8 million, or 69.7%, respectively over the balances at December 31, 2005. Commercial and industrial loans saw a slight increase of $500,000, or 2.2% over the first nine months of the year. The residential real estate portfolio also contributed positively showing a 24.2%, or $3.1 million increase over December 31, 2004. There was a slight decrease in consumer loans over December 31, 2004. We continue to focus on commercial lending as evidenced by the fact that commercial and construction loans make up 85.8% of the loan portfolio, with residential loans making up 12.2% and consumer loans 2.0%.

        Nonperforming assets have increased markedly from December 31, 2004. The nonperforming loan balances are the result of 3 commercial relationships. Management only anticipates losses on one of these relationships, with this amount being 100% reserved for in the current quarter. A contract employee has been added at the affiliate to work through the existing watch credits and review the remainder of the portfolio for any other asset quality issues. In addition, a new senior lender was added who has a strong credit background and is currently in the process of implementing new and more rigorous credit procedures along with revising the credit policy. Management believes that these issues are isolated and that the credit quality of the portfolio as a whole remains strong.

The table below shows the composition and amount of our nonperforming assets.

	September 30, 2005	December 31, 2004

	(Unaudited)
(dollars in thousands)

Nonaccrual loans	$236	$--
Loans 90 past due and still accruing	1,656	531

Total nonperforming loans	1,892	531

Foreclosed and repossessed assets	268	--

Total nonperforming assets	$2,160	$531

Nonperforming assets to total loans	1.65%	0.5%
Nonperforming assets to total assets	1.15%	0.3%

        The allowance for loan losses as of September 30, 2005 was $1.9 million representing approximately 1.45% of total loans outstanding, compared to $1.3 million, or 1.15% of loans outstanding as of December 31, 2004. The Bank had three charge-offs in the quarter totaling approximately $535,000, and a large specific reserve of $625,000 was required on one other commercial relationship. In the 1st nine months of the year total charge-offs were $665,000. The large specific reserve is 100% of the balance of the relationship, therefore, no additional reserves against this credit are expected. The combination of the charged off credits, the large specific reserve and deteriorating economic conditions in the local marketplace necessitated the additional provision for loan loss and elevated allowance balance. We believe that the allowance for loan losses is sufficient to cover losses inherent in the portfolio.

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

        Total premises and equipment increased $500,000, or 20.8% to $2.9 million at September 30, 2005 from $2.4 million at December 31, 2004. This increase is due largely to the equipment and leasehold improvements utilized by Huron Valley State Bank and the mortgage operation.

        Other assets increased $300,000, or 37.5% to $1.1 million at September 30, 2005 from $800,000 at December 31, 2004. The primary cause of this increase is repossessed assets valued at $268,000. Management anticipates that these assets will be disposed of via sale by December 2005.

        Total deposit balances increased $23.9 million or 17.9% to $157.2 million at September 30, 2005 from $133.3 million at December 31, 2004. The largest increase in terms of percentage was seen in the money market portfolio which increased 29.1%, or $14.5 million since December 31, 2004. Time deposits have shown a healthy $8.8 million, or 17.7% increase over December 31, 2004. Growth in non-interest bearing checking account balances has also been strong in the current year, with totals increasing $2.9 million, or 14.6%. Our continued focus on commercial accounts resulted in 120 new non-interest bearing accounts during the 3rd quarter. We anticipate that as these new accounts grow into full relationships they will contribute further to our deposit growth. Our new branch in the Clarkston Business District has been a large contributor to the growth in non-time deposits. Currently the new branch has approximately $9.3 million in non-time deposits as of September 30, 2005, compared to $500,000 at December 31, 2004. We anticipate that the opening of Huron Valley State Bank will add to the growth in both total and non-time deposits in the 4th quarter and beyond.

        CSB is a member of the Federal Home Loan Bank of Indianapolis, and utilizes advances from this institution to bolster liquidity. At September 30, 2005, we have $7.2 million in advances outstanding, a decrease of $5.0 million from December 31, 2004. Excess liquidity in the current quarter allowed us to pay down this variable rate advance. The Corporation continues to view the FHLB as a source of liquidity and may borrow additional funds as market conditions dictate.

        We have no other off-balance sheet liabilities other than commitments to extend credit in the form of letters and lines of credit.

        As of September 30, 2005, we had retained earnings of $3.2 million compared to $3.6 million at December 31, 2004 which was a result of net loss of $391,000. Accumulated other comprehensive income saw a decrease of $181,000, or 75.1%. This decrease was primarily the result of changes in interest rates causing a decrease in the market value of the Corporation’s security portfolio. We do not believe that the value of any of the securities in the portfolio are permanently impaired. Common stock and paid-in capital saw increases of $1.8 million each, which resulted primarily from the Corporation’s rights offering which was completed during the quarter. Management’s focus on strong expense discipline and increases in the net interest margin, due to increases in underlying rates and changes in the asset mix, continues to enhance profitability, notwithstanding the large provisions for loan losses.

Comparison of Operating Results for the Three Months Ended September 30, 2005 and 2004

        Our net loss was $685,000, or ($0.57) per diluted share for the third quarter of 2005 compared to net profit of $316,000, or $0.30 per diluted share for the third quarter of 2004. The net loss was due to a large provision for loan loss and increased operating expenses and offset by increases in net interest income and non interest income. Operating results related to Huron Valley State Bank and our entrance into the mortgage business decreased net income $186,900, or $0.16 per diluted share and $81,500, or $0.07 per diluted share, respectively in the quarter ended September 30, 2005. Steps have been taken in regard to the mortgage banking operation to substantially reduce operating costs, and management does not anticipate that the mortgage banking operation will negatively influence operating results in 2006. The losses since the opening of Huron Valley State Bank have been in line with the initial projections.

        Net interest income increased 15.4% or $210,000 from $1.32 million in the third quarter of 2004 to $1.53 million for 2005. The primary contributor to the increase was elevated balances in earning assets, which increased by 21.3% to $182 million at September 30, 2005 from $150 million at December 31, 2004. This effectively added $423,000 to the margin. Increasing rates reduced net interest income by $213,000, as the cost of funds increased 113 basis points, while the yield on earning assets only increased by 69 basis points. A new, more flexible pricing structure was put in place on money market accounts subsequent to the end of the quarter which should significantly reduce interest expense on these accounts, while remaining competitive in the marketplace. Also positively affecting the margin was the aforementioned increase in non-interest bearing deposits. The net interest margin decreased from 3.52% for the quarter ended September 30, 2004 compared to 3.36% for the same period in 2005, mostly as a result of the inflated money market cost.

The following schedule presents the average daily balances, interest income, interest expense and average rates earned and paid for the Corporation’s major categories of assets, liabilities, and shareholders’ equity for the periods indicated (dollars in thousands):

	3 Months ended September 30, 2005			3 Months ended September 30, 2004

	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Assets:
Short term investment	$8,979	$78	3.47%	$8,670	$34	1.57%
Securities:
Taxable	31,560	308	3.90%	21,833	184	3.37%
Tax-exempt	9,725	74	3.04%	20,289	169	3.33%

Loans	131,610	2,370	7.20%	98,969	1,681	6.79%

Total earning assets/total
interest income	181,874	2,830	6.22%	149,761	2,068	5.52%
Cash and due from banks	3,004			3,552
Unrealized Gain (Loss)	(630)			(602)
Allowance for loan loss	(1,644)			(1,192)
All other assets	4,330			2,520

Total assets	186,933	2,830		154,039	2,068
Liabilities and Stockholders' Equity
Interest bearing deposits:
MMDA, Savings/NOW accounts	74,814	615	3.29%	61,569	283	1.84%
Time	58,137	544	3.74%	46,373	380	3.28%
Fed Funds Purchased	--	--	0.00%	--	--	0.00%
FHLB Advances	7,200	77	4.28%	9,047	41	1.81%
Trust Preferred Securities	4,000	66	6.60%	4,000	46	4.60%
Other borrowings	--	--	0.00%	--	--	0.00%

Total interest bearing
liabilities/interest expense	144,151	1,302	3.61%	120,989	750	2.48%
Noninterest bearing deposits	23,441			20,001
All other liabilities	4,001			1,933
Stockholders' Equity:
Unrealized Holding Gain/(Loss)	(416)			(686)
Common Stock, Surplus, Retained Earnings	15,756			11,802

Total liabilities and stockholders' equity	186,933			154,039

Interest spread		1,528	2.61%		1,318	3.04%
Net Interest Margin as a
Percentage of Average
Earnings Assets - FTE	181,874	1,528	3.36%	149,761	1,318	3.52%

        Rate / Volume Analysis of Net Interest Income. The following schedule presents the dollar amount of changes in interest income and expense for major components of earning assets and interest-bearing liabilities, distinguishing between changes related to outstanding balances and changes due to interest rates.

	2005 Compared to 2004

	Change Due to Rate	Change Due to Volume	Total Change

	(Dollars in thousands)
Short term investment	$43	$1	$44
Investment securities--taxable	32	92	124
Investment securities--tax-exempt	(13)	(82)	(95)
Loans, net of unearned income	106	583	689

Total interest income	168	594	762

Interest bearing deposits	319	177	496
Federal funds borrowed	--	--	--
FHLB advances	42	(6)	36
Trust preferred securities	20	--	20
Other borrowings	--	--	--

Total interest expense	381	171	552

Net interest income	$(213)	$423	$210

        The provision for loan loss for the third quarter of 2005 was $908,000, compared to $110,000 for the 3rd quarter of 2004. As discussed in more detail above, the large provision for the quarter was due to deteriorating economic conditions and the indirect effects of the charge-offs on the allowance calculation, along with the large specific reserve noted in the balance sheet discussion. Management believes the current rate of providing for the loan loss reserve is adequate.

        Non-interest income increased $23,000, or 12.3% for the third quarter of 2005 compared to the same period in 2004. The largest portion of the change in non-interest income was due to losses on the sale of securities in the 3rd quarter of 2004. Fees on deposit accounts increased $11,000, or 6.7% over the same quarter in the prior year. The Corporation’s focus on checking accounts and the implementation of a bounce protection product in the fourth quarter of 2004 continues to increase these fees.

        Non-interest expense was $1.5 million for the third quarter of 2005, a $585,000 or 60.6% increase over the third quarter of 2004 when non-interest expense was $964,000. The increase is primarily attributable to higher salary and benefit costs of $219,000, or 46.3% due to the increase in full time equivalents needed to manage the growth of the Corporation. Occupancy expense has increased $84,000, or 67.2% as a result of the two new ventures discussed above and also due to the new full service branch which opened for business in the fourth quarter of 2004. Professional fees are 53.6%, or $45,000 higher than the same period last year, mostly due to legal costs related to the start-up of Huron Valley State Bank. Advertising expense is elevated from the 3rd quarter of 2004 due to the opening of the new Bank and various marketing programs related to the mortgage operation. As Huron Valley State Bank and the mortgage operation gain critical mass, we anticipate our efficiency ratio to improve to the levels more common throughout our history. The ratio for the quarter ended September 30, 2005 increased to 85.90% from 64.05% at September 30, 2004.

Comparison of Operating Results for the Nine Months Ended September 30, 2005 and 2004

        Our net loss was $390,000, or $0.35 per diluted share year to date 2005 compared to net profit of $950,000, or $0.89 per diluted share for the same period in 2004. The net loss was due to a large provision for loan loss and increased operating expenses and offset by increases in net interest income and non interest income. Operating results related to Huron Valley State Bank and our entrance into the mortgage business decreased net income $403,700, or $0.36 per diluted share and $244,000, or $0.22 per diluted share, respectively in the 9 months ended September 30, 2005. Steps have been taken in regard to the mortgage banking operation to substantially reduce operating costs, and management does not anticipate that the mortgage banking operation will negatively influence operating results in 2006. The losses since the opening of Huron Valley State Bank have been in line with the initial projections.

        Net interest income increased 18.4% or $700,000 from $3.8 million year to date 2004 to $4.5 million for 2005. Higher balances in total earning assets, which increased 23.76% to $174.5 million for the nine months ended September 30, 2005 from $141.0 million for the same period in 2004, effectively increased the interest margin by $2.0 million year over year. This increase was offset by compression of the interest margin, which fell to 3.47% from 3.57%. The decreased margin was due to liabilities repricing faster than assets. The cost of interest bearing liabilities increased 85 basis points over this period, while the yield on earning assets increased by only 57 basis points. Continued growth in non-interest bearing accounts mitigated some of this effect. The money market pricing structure was the largest contributor to the reduced margin. A new, more flexible pricing structure was put in place on money market accounts subsequent to the end of the quarter which should significantly reduce interest expense on these accounts, while remaining competitive in the marketplace.

The following schedule presents the average daily balances, interest income, interest expense and average rates earned and paid for the Corporation’s major categories of assets, liabilities, and shareholders’ equity for the periods indicated (dollars in thousands):

	9 Months ended September 30, 2005			9 Months ended September 30, 2004

	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Assets:
Short term investment	$6,690	$132	2.63%	$4,453	$55	1.65%
Securities:
Taxable	30,045	899	3.99%	26,514	724	3.64%
Tax-exempt	9,962	242	3.24%	22,468	567	3.36%
Loans	127,789	6,756	7.05%	87,570	4,532	6.90%

Total earning assets/total
interest income	174,486	8,029	6.14%	141,005	5,878	5.56%
Cash and due from banks	3,399			2,672
Unrealized Gain (Loss)	(545)			5
Allowance for loan loss	(1,475)			(1,092)
All other assets	3,902			2,914

Total assets	179,767	8,029		145,504	5,878
Liabilities and Stockholders' Equity
Interest bearing deposits:
MMDA, Savings/NOW accounts	69,112	1,515	2.92%	62,525	799	1.70%
Time	56,983	1,515	3.54%	43,932	1,125	3.41%
Fed Funds Purchased	944	13	1.84%	27	1	4.94%
FHLB Advances	10,533	264	3.34%	4,187	68	2.17%
Trust Preferred Securities	4,000	184	6.13%	4,000	109	3.63%
Other borrowings	--	--	0.00%	--	--	0.00%

Total interest bearing
liabilities/interest expense	141,572	3,491	3.29%	114,671	2,102	2.44%
Noninterest bearing deposits	22,502			17,910
All other liabilities	2,364			1,520
Stockholders' Equity:
Unrealized Holding Gain/(Loss)	(360)			(17)
Common Stock, Surplus, Retained Earnings	13,689			11,420

Total liabilities and stockholders' equity	179,767			145,504
Interest spread		4,538	2.85%		3,776	3.11%
Net Interest Margin as a
Percentage of Average
Earnings Assets - FTE	174,486	4,538	3.47%	141,005	3,776	3.57%

        Rate / Volume Analysis of Net Interest Income. The following schedule presents the dollar amount of changes in interest income and expense for major components of earning assets and interest-bearing liabilities, distinguishing between changes related to outstanding balances and changes due to interest rates.

	2005 Compared to 2004

	Change Due to Rate	Change Due to Volume	Total Change

	(Dollars in thousands)
Short term investment	$42	$35	$77
Investment securities--taxable	73	102	175
Investment securities--tax-exempt	(20)	(305)	(325)
Loans, net of unearned income	100	2,124	2,224

Total interest income	195	1,956	2,151

Interest bearing deposits	709	397	1,106
Federal funds borrowed	--	--	--
FHLB advances	52	144	196
Trust preferred securities	75	--	75
Other borrowings	--	--	--

Total interest expense	836	541	1,377

Net interest income	$(641)	$1,415	$774

        The provision for loan loss year to date at September 30, 2005 was $1.3 million, a 44.4% increase over the $900,000 posted for the same period in 2004. As discussed in more detail above, the large provision year to date was due to deteriorating economic conditions and the indirect effects of the charge-offs on the allowance calculation, along with the large specific reserve noted in the balance sheet discussion. Management believes the current rate of providing for the loan loss reserve is adequate.

        Non-interest income was $707,000 year to date 2005, a $237,000, or 50.4% increase over the same period in 2004 when non-interest income was $470,000. The largest portion of the increase in non-interest income was seen in service charges and other fee income, which increased $161,000, or 37.8% over the same period last year. The Corporation’s continued focus on checking accounts and the implementation of a bounce protection product increased these fees significantly.

        Non-interest expense was $4.2 million year to date 2005, a $1.5 million or 55.6% increase over the same period in 2004 when non-interest expense was $2.7 million. The increase is primarily attributable to higher salary and benefit costs of $853,000, or 62.5% due to the increase in full time equivalents needed to manage the growth of the Corporation, primarily to staff the new ventures. Occupancy expense has increased $238,000, or 67.0%, as a result of the two new ventures discussed above and also due to the new full service branch which opened for business late in the fourth quarter of 2004. Professional fees are 32.6%, or $73,000 higher than the same period last year, mostly due to legal costs related to the start-up of Huron Valley State Bank. Advertising expense is elevated from the 3rd quarter of 2004 due to the opening of the new Bank and various marketing programs related to the mortgage operation. As Huron Valley State Bank and the mortgage operation gain critical mass, we anticipate our efficiency ratio to improve to the levels more common throughout our history. The ratio for the quarter ended September 30, 2005 increased to 80.8% from 64.5% at September 30, 2004.

Liquidity and Capital Resources

        The Corporation obtained its initial equity capital in an initial public offering of its common stock in November 1998. We have successfully grown through our first five years of operation. In December 2003, we completed an offering of $4.0 million of cumulative preferred securities (“Trust Preferred Securities”) to further support the Corporation’s growth.

        In July 2005, the Corporation completed a rights offering which allowed each holder of the Corporation’s common stock as of the June 6, 2005 record date to purchase 1 additional share of common stock for every 4 shares held, while also offering an opportunity to purchase a limited number of shares above their basic subscription right (the over-subscription privilege). A total of 165,776 shares were purchased in the rights offering (63.2% of the 262,192 shares offered). Of the 165,776 shares purchased, 127,183 shares were basic subscriptions and 38,593 shares were over-subscriptions. The Corporation received approximately $2,856,000 in net proceeds in connection with the rights offering, which was used to purchase a majority interest in Huron Valley State Bank.

        Also in July 2005, 28,000 shares were sold to one investor through the community offering provisions of the rights offering. These shares were sold at $18.00, netting the corporation $504,000.

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

Capital Resources at September 30, 2005 (in thousands)

	Tier 1 Leverage Ratio	Tier 1 Capital Ratio	Total Risk-Based Capital Ratio

Minimum regulatory requirement for
Capital adequacy	4.00%	4.00%	8.00%
Well capitalized regulatory level	5.00%	6.00%	10.00%
CSB	7.29%	9.59%	10.84%
HVSB	76.62%	187.31%	187.86%
Consolidated	10.61%	13.95%	15.27%

The following table shows the dollar amounts by which the Corporation’s capital (on a consolidated basis) exceeds current regulatory requirements on a dollar-enumerated basis:

	Tier 1 Leverage	Tier 1 Capital	Total Risk-Based Capital

	(in thousands of dollars)
Capital balances at September 30, 2005
Required regulatory capital	$7,477	$5,688	$11,375
Capital in excess of regulatory minimums	12,362	14,151	10,343

Actual capital balances	$19,839	$19,839	$21,718

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

As indicated by the consolidated statement of cash flows for the 9 months ended September 30, 2005, deposits continue to be the primary source of funding for loan growth with an increase of $24.0 million, in cash flows from deposits over the same period last year. In addition, equity and minority interest have provided $6.9 million year to date. These funds were deployed primarily into loans and used to pay off debt, where the cash outflows were $19.7 million and $5.0 million, respectively. We anticipate that future loan growth will be funded primarily with deposit growth, and secondarily with other wholesale sources of funding, not through the liquidation of the security portfolio.

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

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005, to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARKSTON FINANCIAL CORPORATION

/s/ Edwin L. Adler
——————————————
Edwin L. Adler
Chairman of the Board and Chief Financial Officer

/s/ J. Grant Smith
——————————————
J. Grant Smith
Chief Financial Officer and Chief Operating Officer

DATE: November 14, 2005

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