Form 10QSB/A
period 2005-09-30
CLARKSTON FINANCIAL CORP
filed 2006-02-03
CIK 1068366

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

EXPLANATORY NOTE

This Amendment No. 1 is being filed to correct the amount of Federal income tax expense reported, which should have been a benefit of $(242,000) for the three months ended September 30, 2005 and $(132,000) for the nine months ended September 30, 2005. In our original filing, Federal income tax expense was incorrectly reported as $22,000 for the three months and $132,000 for the nine months ended September 30, 2005. Our correct net loss was $(421,000) for the three months and $(126,000) for the nine months ended September 30, 2005, instead of the $(741,000) and $(446,000) losses reported in our original filing.

Correcting the Federal income tax expense resulted in corrections to Income/(loss) before minority interest, Net income/(loss), Basic earnings/(loss) per share, Diluted earnings/(loss) per share, Interest payable and other liabilities, Total liabilities, Retained earnings, and Total shareholders' equity. We also made corresponding changes to the Consolidated Statement of Changes in Shareholders' Equity, certain Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Part I Financial Information (unaudited)

CLARKSTON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2005 (unaudited) and December 31, 2004
(dollars in thousands)

	September 30, 2005	December 31, 2004

	(Unaudited)
ASSETS
Cash and cash equivalents
Total cash and due from banks	$3,200	$1,949
Federal funds sold	7,492	1,916

Total cash and cash equivalents	10,692	3,865

Securities available for sale, at fair value	43,071	44,384

Loans held for sale	621	644
Loans
Total loans	130,610	111,542
Less: Allowance for loan losses	(1,879)	(1,280)

Net loans	128,731	110,262

Banking premises and equipment	2,861	2,395
Deferred tax asset	478	384
Interest receivable and other assets	1,809	1,445

Total assets	$188,265	$163,379

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	22,666	19,766
Interest-bearing	134,564	113,500

Total deposits	157,230	133,266

Advances from Federal Home Loan Bank of Indianapolis	7,200	12,200
Junior subordinated debentures held by
unconsolidated subsidiary trust	4,000	4,000
Interest payable and other liabilities	1,037	1,467

Total liabilities	169,467	151,178

Minority interest in consolidated subsidiary	3,507	--

Shareholders' equity
Common stock, no par value: 10,000,000 shares authorized;
1,235,307 and 1,045,909 shares issued and outstanding as of
September 30, 2005 and December 31, 2004	6,152	4,444
Capital surplus	6,152	4,444
Restricted stock - unearned compensation	(99)	(80)
Retained earnings	3,508	3,634
Accumulated other comprehensive loss	(422)	(241)

Total shareholders' equity	15,291	12,201

Total liabilities and shareholders' equity	$188,265	$163,379

See accompanying notes to consolidated financial statements

CLARKSTON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
Three and Nine Month Periods Ended September 30, 2005 and September 30, 2004
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004

Interest Income
Loans, including fees	$2,370	$1,681	$6,756	$4,532
Securities
Taxable	308	184	899	724
Tax-exempt	74	169	242	567
Federal funds sold	78	34	132	55

Total interest income	2,830	2,068	8,029	5,878

Interest Expense
Deposits	1,159	663	3,030	1,925
Borrowings	143	87	461	177

Total Interest Expense	1,302	750	3,491	2,102

Net Interest Income	1,528	1,318	4,538	3,776

Provision for loan losses	908	110	1,263	295

Net interest income
After provision for loan losses	620	1,208	3,275	3,481

Noninterest income
Gain/(loss) on sale of securities	--	(20)	1	(34)
Gain on sale of loans	34	43	109	78
Service charges and other fees	175	164	587	426
Other income	1	--	10	--

Total noninterest income	210	187	707	470

Noninterest expense
Salaries and benefits	692	473	2,219	1,366
Occupancy expense	209	125	593	355
Computer and data processing expenses	101	80	266	225
Advertising and public relations	87	38	189	116
Professional fees	129	84	297	224
State taxes	27	27	73	51
Other expense	304	137	659	393

Total noninterest expense	1,549	964	4,296	2,730

Income/(loss) before federal income tax expense and minority interest	(719)	431	(314)	1,221
Federal income tax expense	(242)	115	(132)	271

Income/(loss) before minority interest	(477)	316	(182)	950
Minority interest in net loss of consolidated subsidiary	(56)	--	(56)	--

Net income/(loss)	$(421)	$316	$(126)	$950

Basic earnings/(loss) per share	$(0.36)	$0.30	$(0.12)	$0.92

Diluted earnings/(loss) per share	$(0.35)	$0.30	$(0.11)	$0.89

See accompanying notes to consolidated financial statements.

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Nine Month Period ended September 30, 2005
(dollars in thousands)
(Unaudited)

	Common Stock	Capital Surplus	Unearned Comp.	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity

Balance December 31, 2004	$4,444	$4,444	$(80)	$3,634	$(241)	$12,201

Issuance of stock	1,680	1,680	--	--	--	3,360

Issuance of restricted stock	28	28	(56)	--	--	--

Recognition of compensation for
restricted stock award	--	--	37	--	--	37

Comprehensive income:

Net income/(loss) for nine months
ended September 30, 2005	--	--	--	(126)	--	(126)
Change in unrealized loss on
securities available for sale
net of tax of ($93)	--	--	--	--	(181)	(181)

Net comprehensive loss						(571)

Balance September 30, 2005	$6,152	$6,152	$(99)	$3,508	$(422)	$15,291

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

NOTE 3 – STOCK BASED COMPENSATION (CONTINUED)

The Corporation’s as reported and pro forma information is as follows:

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

As reported net income/(loss) available
to common stockholders	$(421)	$316	$(126)	$950
Less stock-based compensation expense
determined under fair value method -
net of tax	4	4	12	12

Pro forma net income/(loss)	$(425)	$312	$(138)	$938

As reported earnings/(loss) per share	$(0.36)	$0.30	$(0.12)	$0.92
Pro forma earnings/(loss) per share	$(0.36)	$0.30	$(0.13)	$0.91
As reported earnings/(loss) per diluted share	$(0.35)	$0.30	$(0.11)	$0.89
Pro forma earnings/(loss) per diluted share	$(0.35)	$0.29	$(0.12)	$0.88

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

Earnings per share have been computed based on the following: (in dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net income/(loss) available to common stockholders	$(421)	$316	$(126)	$950

Average number of common shares
outstanding	1,178	1,037	1,091	1,036
Effect of dilutive options	24	27	27	27

Average number of common shares
outstanding used to calculate diluted
earnings/(loss) per common share	1,202	1,064	1,118	1,063

Number of antidilutive stock options excluded
from diluted earnings per share computation	--	--	--	--

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

NOTE 9 – MINIMUM REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

The Banks’ and Corporation’s actual capital amounts and ratios as of September 30, 2005 and December 31, 2004 are presented in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To be Well-Capitalized

	Amount	Ratio (Percent)	Amount	Ratio (Percent)	Amount	Ratio (Percent)

As of September 30, 2005:
Total risk-based capital
(to risk-weighted assets)
CSB	$15,164	11.03	$11,000	8.00	$13,750	10.00
HVSB	7,986	187.86	340	8.00	425	10.00
Consolidated	21,592	15.19	11,375	8.00	14,219	10.00
Tier I Capital
(to risk weighted assets)
CSB	$13,444	9.78	$5,500	4.00	$8,250	6.00
HVSB	7,963	187.31	170	4.00	255	6.00
Consolidated	19,713	13.86	5,688	4.00	8,532	6.00
Tier I Capital
(to average assets)
CSB	$13,444	7.43	$7,234	4.00	$9,043	5.00
HVSB	7,963	76.62	416	4.00	520	5.00
Consolidated	19,713	10.55	7,477	4.00	9,347	5.00

As of December 31, 2004:
Total risk-based capital
(to risk-weighted assets)
CSB	$14,613	12.04	$9,713	8.00	$12,142	10.00
HVSB	-	0.00	-	8.00	-	10.00
Consolidated	17,688	14.50	9,761	8.00	12,202	10.00
Tier I Capital
(to risk weighted assets)
CSB	$13,333	10.98	$4,857	4.00	$7,285	6.00
HVSB	-	0.00	-	4.00	-	6.00
Consolidated	16,408	13.45	4,881	4.00	7,321	6.00
Tier I Capital
(to average assets)
CSB	$13,333	8.29	$6,433	4.00	$8,041	5.00
HVSB	-	0.00	-	4.00	-	5.00
Consolidated	16,408	10.06	6,524	4.00	8,155	5.00

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

        As of September 30, 2005, we had retained earnings of $3.5 million compared to $3.6 million at December 31, 2004 which was a result of net loss of $126,000. Accumulated other comprehensive income saw a decrease of $181,000, or 75.1%. This decrease was primarily the result of changes in interest rates causing a decrease in the market value of the Corporation’s security portfolio. We do not believe that the value of any of the securities in the portfolio are permanently impaired. Common stock and paid-in capital saw increases of $1.8 million each, which resulted primarily from the Corporation’s rights offering which was completed during the quarter. Management’s focus on strong expense discipline and increases in the net interest margin, due to increases in underlying rates and changes in the asset mix, continues to enhance profitability, notwithstanding the large provisions for loan losses.

Comparison of Operating Results for the Three Months Ended September 30, 2005 and 2004

        Our net loss was $421,000, or ($0.35) per diluted share for the third quarter of 2005 compared to net profit of $316,000, or $0.30 per diluted share for the third quarter of 2004. The net loss was due to a large provision for loan loss and increased operating expenses and offset by increases in net interest income and non interest income. Operating results related to Huron Valley State Bank and our entrance into the mortgage business decreased net income $186,900, or $0.16 per diluted share and $81,500, or $0.07 per diluted share, respectively in the quarter ended September 30, 2005. Steps have been taken in regard to the mortgage banking operation to substantially reduce operating costs, and management does not anticipate that the mortgage banking operation will negatively influence operating results in 2006. The losses since the opening of Huron Valley State Bank have been in line with the initial projections.

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

Comparison of Operating Results for the Nine Months Ended September 30, 2005 and 2004

        Our net loss was $126,000, or $0.11 per diluted share year to date 2005 compared to net profit of $950,000, or $0.89 per diluted share for the same period in 2004. The net loss was due to a large provision for loan loss and increased operating expenses and offset by increases in net interest income and non interest income. Operating results related to Huron Valley State Bank and our entrance into the mortgage business decreased net income $403,700, or $0.36 per diluted share and $244,000, or $0.22 per diluted share, respectively in the 9 months ended September 30, 2005. Steps have been taken in regard to the mortgage banking operation to substantially reduce operating costs, and management does not anticipate that the mortgage banking operation will negatively influence operating results in 2006. The losses since the opening of Huron Valley State Bank have been in line with the initial projections.

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

Capital Resources at September 30, 2005 (in thousands)

	Tier 1 Leverage Ratio	Tier 1 Capital Ratio	Total Risk-Based Capital Ratio

Minimum regulatory requirement for
Capital adequacy	4.00%	4.00%	8.00%
Well capitalized regulatory level	5.00%	6.00%	10.00%
CSB	7.43%	9.78%	11.03%
HVSB	76.62%	187.31%	187.86%
Consolidated	10.55%	13.86%	15.19%

The following table shows the dollar amounts by which the Corporation’s capital (on a consolidated basis) exceeds current regulatory requirements on a dollar-enumerated basis:

	Tier 1 Leverage	Tier 1 Capital	Total Risk-Based Capital

	(in thousands of dollars)
Capital balances at September 30, 2005
Required regulatory capital	$7,477	$5,688	$11,375
Capital in excess of regulatory minimums	12,236	14,025	10,217

Actual capital balances	$19,713	$19,713	$21,592

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

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2005, to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARKSTON FINANCIAL CORPORATION

/s/ Edwin L. Adler
——————————————
Edwin L. Adler
Chairman of the Board and Chief Executive Officer

/s/ James W. Distelrath
——————————————
James W. Distelrath
Chief Financial Officer

DATE: February 2, 2006

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