Form 10KSB
period 2005-12-31
CLARKSTON FINANCIAL CORP
filed 2006-03-24
CIK 1068366

FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number 333-63685

CLARKSTON FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

MICHIGAN (State of other jurisdiction of incorporation or organization)	38-3412321 (I.R.S. Employer Identification No.)

  6600 Highland Road, Suite 24, Waterford, Michigan 48327
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (248) 922-6940

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None.

_________________

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [__]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [__]

Check here if there is no disclosure by delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form Form 10-KSB. [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [__]     No [X]

The registrant’s revenues for 2005 were $11.9 million. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on a per share price of $14.30 as of March 15, 2006, was $17.8 million (common stock, no par value). As of March 15, 2006, there were outstanding 1,245,722 shares of the Company’s common stock (no par value).

Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 2006, are incorporated by reference into Part II and Part III of this Report.

PART I

ITEM 1: Business

The Company

        Clarkston Financial Corporation was incorporated on May 18, 1998 under Michigan law and is a bank holding company owning all of the outstanding common stock of Clarkston State Bank and 55.1% of the outstanding common stock of Huron Valley State Bank. As of December 31, 2005, we had total assets of $195.6 million, total deposits of $161.3 million, approximately 8,200 deposit accounts and shareholders’ equity of $15.1 million.

        Clarkston State Bank is organized as a Michigan chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”). Clarkston State Bank’s initial primary service area is Independence Township, which includes the City of Clarkston, and the adjacent township of Waterford, both of which are located in North Oakland County, Michigan. Clarkston State Bank provides a full range of commercial and consumer banking services for small to medium size businesses as well as individuals. Clarkston State Bank’s lending strategy is to focus on commercial, consumer and residential real estate lending. Clarkston State Bank offers a broad array of deposit products and may also provide customers with trust services through third-party service providers. As of December 31, 2005, Clarkston State Bank had total assets of $181.3 million, total deposits of $156.7 million, approximately 7,900 deposit accounts and shareholders’ equity of $13.1 million.

        Huron Valley State Bank is also organized as a Michigan chartered bank with depository accounts insured by the FDIC. Huron Valley State Bank’s initial primary service area is the Village of Milford, Milford Township, Commerce Township, White Lake Township, Highland Township and Hartland Township in Oakland County, Michigan. Huron Valley State Bank provides a full range of commercial and consumer banking services for small to medium size businesses as well as individuals. Huron Valley State Bank’s lending strategy is to focus on commercial, consumer and residential real estate lending. Huron Valley State Bank offers a broad array of deposit products and may also provide customers with trust services through third-party service providers. As of December 31, 2005, Huron Valley State Bank had total assets of $13.5 million, total deposits of $5.7 million, approximately 300 deposit accounts and shareholders’ equity of $7.7 million.

        Our main office is located at 6600 Highland Road, Suite 24, Waterford, Michigan 48327, and our telephone number is 248-922-6940. Unless the context clearly indicates otherwise, financial information and other references to us include Clarkston State Bank and Huron Valley State Bank.

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

        Although we take a progressive and competitive approach to lending, it stresses high quality in its loans. Because of our local nature, management believes that quality control should be achievable while still providing prompt and personal service. In addition, a loan committee of the Board of Directors of Clarkston State Bank and Huron Valley State Bank also reviews larger loans for prior approval when the loan request exceeds the established limits for the senior officers.

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

        Other Services. We may establish relationships with correspondent banks and other independent financial institutions to provide other services requested by its customers, including loan participations where the requested loan amounts exceed our policies or legal lending limits. While management believes that our personalized service approach benefits from customer visits we have also recognized through customer surveys that personal computer banking is a service for which more customers would prefer. As a result, management introduced personal computer banking in 2004 at Clarkston State Bank. This will extend our product offerings and further complement our telephone banking service which began in April 2000 at Clarkston State Bank. Huron Valley State Bank also offers personal computer banking and telephone banking services.

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

Employees

        As of December 31, 2005, we had 41 full-time and 18 part-time employees. We have assembled a staff of experienced, dedicated professionals whose goal is to provide outstanding service. None of our employees are represented by collective bargaining agents.

Selected Statistical Data

        Selected Statistical Data for Clarkston Financial Corporation is presented for 2005, 2004 and 2003 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SUPERVISION AND REGULATION

        The following is a summary of certain statutes and regulations affecting Clarkston Financial Corporation, Clarkston State Bank and Huron Valley State Bank. This summary is qualified in its entirety by such statutes and regulations. A change in applicable laws or regulations may have a material effect on Clarkston Financial Corporation, Clarkston State Bank, and Huron Valley State Bank, and the business of Clarkston Financial Corporation, Clarkston State Bank and Huron Valley State Bank.

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

        Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to us and our bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance funds, the depositors of our banks, and the public, rather than our shareholders.

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

        Under applicable laws, regulations and policies, the Corporation is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each subsidiary bank. Any insured depository institution owned by the Corporation may be assessed for losses incurred by the Federal Deposit Insurance Corporation (the “FDIC”) in connection with assistance provided to, or the failure of, any other insured depository institution owned by the Corporation.

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

        Dividends. Clarkston Financial Corporation is a corporation separate and distinct from Clarkston State Bank and Huron Valley State Bank. Most of our revenues will be received in the form of dividends, if any, paid by Clarkston State Bank and Huron Valley State Bank. Thus, our ability to pay dividends to our shareholders will indirectly be limited by statutory restrictions on our banks’ ability to pay dividends, see “Supervision and Regulation — the Banks — Dividends.” Further, the Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies. In the policy statement, the Federal Reserve Board expressed its view that a bank company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which can only be funded in ways that weakened the bank company’s financial health, such as by borrowing. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Similar enforcement powers over Clarkston State Bank and Huron Valley State Bank are possessed by the FDIC. The “prompt corrective action” provisions of federal law and regulation authorizes the Federal Reserve Board to restrict the payment of dividends by us for an insured bank which fails to meet specified capital levels.

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

Clarkston State Bank and Huron Valley State Bank

        General. Clarkston State Bank and Huron Valley State Bank are Michigan banking corporations and their deposit accounts are insured by the Bank Insurance Fund (the “BIF”) of the FDIC. As BIF-insured Michigan chartered banks, they are subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Michigan banks, and the FDIC, as administrator of the BIF. These agencies and the federal and state laws applicable to Clarkston State Bank and Huron Valley State Bank and their respective operations, extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices.

        Deposit Insurance. As FDIC-insured institutions, Clarkston State Bank and Huron Valley State Bank are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their respective levels of capital and results of supervisory evaluation. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

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

        FICO Assessments. Pursuant to federal legislation enacted September 30, 1996, Clarkston State Bank and Huron Valley State Bank, as members of the BIF, are subject to assessments to cover the payments on outstanding obligations of the Financing Corporation (“FICO”). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC’s Savings Association Insurance Fund (the “SAIF”) which insures the deposits of thrift institutions. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of FICO assessments made against SAIF members. Currently, SAIF members pay FICO assessments at a rate equal to approximately 0.063% of deposits while BIF members pay FICO assessments at a rate equal to approximately 0.013% of deposits. Between January 1, 2000 and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be less than 0.025% of deposits

        Capital Requirements. The FDIC has established the following minimum capital standards for state-chartered, FDIC-insured non-member banks, such as our banks: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. Tier 1 capital consists principally of shareholders’ equity. These capital requirements are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, FDIC regulations provide that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities. As a condition to regulatory approval of the banks’ formation, each of our banks was required to have an initial capitalization sufficient to provide a ratio of Tier 1 capital to total estimated assets of at least 8% at the end of the third year of operation.

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

        Dividends. Under Michigan law, our banks are restricted as to the maximum amount of dividends it may pay on its common stock. Our banks may not pay dividends except out of net profits after deducting its losses and bad debts. A Michigan state bank may not declare or pay a dividend unless the bank will have a surplus amounting to at least 20% of its capital after the payment of the dividend. If our banks have a surplus less than the amount of its capital, they may not declare or pay any dividend until an amount equal to at least 10% of net profits for the preceding one-half year (in the case of quarterly or semi-annual dividends) or full-year (in the case of annual dividends) has been transferred to surplus. A Michigan state bank may, with the approval of the Commissioner, by vote of shareholders owning 2/3 of the stock eligible to vote increase its capital stock by a declaration of a stock dividend, provided that after the increase the bank’s surplus equals at least 20% of its capital stock, as increased. Our banks may not declare or pay any dividend until the cumulative dividends on preferred stock (should any such stock be issued and outstanding) have been paid in full. Our banks’ Articles of Incorporation do not authorize the issuance of preferred stock and there are no current plans to seek such authorization.

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

        Insider Transactions. Our banks are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to us or our subsidiaries, on investments in our stock or securities of our subsidiaries and the acceptance of our stock or securities of our subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by our bank to its directors and officers, to our directors and officers and our subsidiaries, to our principal shareholders, and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of our company or one of our subsidiaries or a principal shareholder of the Company may obtain credit from banks with which our banks maintain a correspondent relationship.

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

        State Bank Activities. Under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law, as implemented by FDIC regulations, also prohibits FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC in accordance with federal law. These restrictions are not currently expected to have a material impact on the operations of our banks.

        Consumer Protection Laws. Our banks’ business includes making a variety of types of loans to individuals. In making these loans, we are subject to State usury and regulatory laws and to various federal statutes, including the privacy of consumer financial information provisions of the Gramm-Leach-Bliley Act and regulations promulgated thereunder, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, and the Home Mortgage Disclosure Act, and the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of our bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. In receiving deposits, our banks are subject to extensive regulation under State and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act. Violation of these laws could result in the imposition of significant damages and fines upon our banks and their respective directors and officers.

        Branching Authority. Michigan banks, such as our banks, have the authority under Michigan law to establish branches anywhere in the State of Michigan, subject to receipt of all required regulatory approvals (including the approval of the Commissioner and the FDIC).

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

Risk Factors.

        You should carefully consider the following risk factors, together with the other information provided in this Annual Report on Form 10-KSB.

Changes in economic conditions or interest rates may negatively affect our earnings, capital and liquidity.

        The results of operations for financial institutions, including our banks, may be materially and adversely affected by changes in prevailing local and national economic conditions, including declines in real estate market values, rapid increases or decreases in interest rates and changes in the monetary and fiscal policies of the federal government. Our profitability is heavily influenced by the spread between the interest rates we earn on investments and loans and the interest rates we pay on deposits and other interest-bearing liabilities. Substantially all our loans are to businesses and individuals in southeastern Michigan and any decline in the economy of this area could adversely affect us. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities may be such that they are affected differently by a given change in interest rates.

Our credit losses could increase and our allowance for loan losses may not be adequate to cover actual loan losses.

        The risk of nonpayment of loans is inherent in all lending activities and nonpayment, if it occurs, may have a material adverse affect on our earnings and overall financial condition as well as the value of our common stock. We make various assumptions and judgments about the collectibility of our loan portfolio and provide an allowance for potential losses based on a number of factors. If our assumptions are wrong, our allowance for loan and lease losses may not be sufficient to cover our losses, thereby having an adverse affect on our operating results, and may cause us to increase the allowance in the future. The actual amount of future provisions for loan losses cannot now be determined and may exceed the amounts of past provisions. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review our allowance for credit losses. These regulatory agencies may require us to increase our provision for credit losses or to recognize further loan or lease charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for credit losses could have a negative effect on our net income, financial condition and results of operations.

Our newest subsidiary, Huron Valley State Bank, has limited operating history and is expected to sustain operating losses.

This new Bank has limited operating history. Accordingly, no assurance can be given that the financial and business forecasts of the Bank will be met. The prospects of this institution must be evaluated in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development. In order to be successful, the Bank needs to build a client base; develop and retain customer loyalty; respond to competitive developments; attract, retain and motivate qualified management and employees; and provide high-quality and personal service. There is no guarantee that the Bank will be able to accomplish these tasks.

Additionally, in order for the Bank to be profitable, we will need, among other things, to attract clients to deposit and borrow money. This will take time. We expect to report operating losses for at least 15 months. Although we believe we will be profitable, we cannot guarantee that we will ever operate profitably. If the Bank does not reach profitability and recover its accumulated operating losses, we could sustain significant losses and/or be required to infuse additional capital.

Our business is subject to various lending risks depending on the nature of the borrower’s business, its cashflow and our collateral.

        Repayment of our commercial loans is often dependent on cash flow of the borrower, which may be unpredictable, and collateral securing these loans may fluctuate in value. Our commercial loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, equipment or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Other collateral securing loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

        Our commercial real estate loans involve higher principal amounts than other loans, and repayment of these loans may be dependent on factors outside our control or the control of our borrowers. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Because payments on loans secured by commercial real estate often depend upon the successful operating and management of the properties, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. If the cash flow from the project is reduced, the borrower’s ability to repay the loan and the value of the security for the loan may be impaired.

        Our construction loans are based upon estimates of costs to construct and value associated with the completed project. These estimates may be inaccurate. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. Delays in completing the project may arise from labor problems, material shortages and other unpredictable contingencies. If the estimate of the cash of construction is inaccurate, we may be required to advance additional funds to complete construction. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of the project.

        Our consumer loans generally have a higher risk of default than our other loans. Consumer loans entail greater risk than our other loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy, all of which increase when the economy is weak. Furthermore, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

We may experience difficulties in managing our growth.

        To sustain our continued growth, we require additional capital to fund our expanding lending activities. As part of our strategy to increase capital, we intend to open additional branches. New branches often experience a period of unprofitability due to the impact of overhead expenses and the start-up phase of generating loans and deposits. To the extent that we continue to open additional branches, we may experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse affect on our levels of net income, return on average equity and return on average assets.

        In addition, we may acquire banks and related businesses that we believe provide a strategic fit with our business. To the extent that we grow through acquisitions, we cannot assure you that we will be able to adequately or profitably manage such growth. Acquiring other banks and businesses involves risks commonly associated with acquisitions.

We rely heavily on our management and other key personnel, and the loss of any of them may adversely effect our operations.

        We are and will continue to be dependent upon the services of our management team, including our Chief Executive Officer and Chief Operating Officer, the Presidents of our Banks, and our other senior managers and commercial lenders. Losing one or more key members of the management team could adversely affect our operations. We do not maintain key man life insurance on any of our officers or directors.

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.

        We face substantial competition in all phases of our operations from a variety of different competitors. Our future growth and success will depend on our ability to compete effectively in this highly competitive environment. We compete for deposits, loans and other financial services with numerous Michigan-based and out-of-state banks, thrifts, credit unions and other financial institutions as well as other entities which provide financial services. Some of the financial institutions and financial services organizations with which we compete are not subject to the same degree of regulation as we are. Most of our competitors have been in business for many years, have established customer bases, are larger, and have substantially higher lending limits than we do. The primary competitors in our market area include national, regional and local banks, credit unions, and other financial intermediaries. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

We are subject to significant government regulation, and any regulatory changes may adversely affect us.

        The banking industry is heavily regulated under both federal and state law. These regulations are primarily intended to protect customers, not our creditors or shareholders. As a bank holding company, we are also subject to extensive regulation by the Federal Reserve, in addition to other regulatory and self-regulatory organizations. Our ability to establish new facilities or make acquisitions is conditioned upon the receipt of the required regulatory approvals from these organizations. Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of such changes, which could have a material adverse effect on our profitability or financial condition.

We continually encounter technological change, and we may have fewer resources than our competitors to continue to invest in technological improvements.

        The banking industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. There can be no assurance that we will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.

Our articles of incorporation and by-laws and Michigan laws contain certain provisions that could make a takeover more difficult.

        Our articles of incorporation and by-laws, and the laws of Michigan, include provisions which are designed to provide our board of directors with time to consider whether a hostile takeover offer is in our best interest and the best interests of our shareholders. These provisions, however, could discourage potential acquisition proposals and could delay or prevent a change in control. The provisions also could diminish the opportunities for a holder of our common stock to participate in tender offers, including tender offers at a price above the then-current price for our common stock. These provisions could also prevent transactions in which our shareholders might otherwise receive a premium for their shares over then current market prices, and may limit the ability of our shareholders to approve transactions that they may deem to be in their best interests.

        The Michigan Business Corporation Act contains provisions intended to protect shareholders and prohibit or discourage certain types of hostile takeover activities. In addition to these provisions and the provisions of our articles of incorporation and by-laws, Federal law requires the Federal Reserve Board’s approval prior to acquisition of “control” of a bank holding company. All of these provisions may have the effect of delaying or preventing a change in control at the company level without action by our shareholders, and therefore, could adversely affect the price of our common stock.

Our ability to pay dividends is limited by law and contract.

        We are a holding company and substantially all of our assets are held by our banks. Our ability to make dividend payments to our shareholders will depend primarily on available cash resources at the holding company and dividends from our banks. Dividend payments or extensions of credit from our bank are subject to regulatory limitations, generally based on capital levels and current and retained earnings, imposed by regulatory agencies with authority over our bank. The ability of our banks to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. We also are prohibited from paying dividends on our common stock if the required payments on our subordinated debentures have not been made. We cannot assure you that our banks will be able to pay dividends to us in the future.

The market price for our common stock fluctuates.

        The market price for our common stock has fluctuated, ranging between $15.25 and $21.00 for 2005. The overall market and the price of our common stock may continue to fluctuate. There may be a significant impact on the market price for our common stock due to, among other things:

•	Variations in our anticipated or actual operating results or the results of our competitors;

•	Changes in investors’or analysts’ perceptions of the risks and conditions of our business;

•	The size of the public float of our common stock;

•	Regulatory developments;

•	Market conditions; and

•	General economic conditions.

        Additionally, the average daily trading volume for our common stock as reported on the OTC Bulletin Board was 766 shares during 2005, with daily volume ranging from a low of 0 shares to a high of 14,500 shares. There can be no assurance that a more active or consistent trading market in our common stock will develop. As a result, relatively small trades could have a significant impact on the price of our common stock

ITEM 2: Description of Property.

        In June 2002, Clarkston State Bank purchased its building located at 15 South Main Street in downtown Clarkston, Michigan from an entity owned by the directors at a price representative of fair value of $650,000 for use as the bank’s main office and headquarters. This building consists of approximately 3,890 square feet. The building was formerly a branch of a large regional bank and has been a bank branch since 1911. The building has a night deposit box, safe deposit boxes and a complete security system, and an ATM machine. We believe that this space will be adequate for our present needs.

        Clarkston State Bank leases space for our branch offices in Farmer Jack’s grocery stores at 6555 Sashabaw Road and 7121 Dixie Highway, both in Clarkston, Michigan, at a rental rate of $3,000 per month under leases which run until July 2010 and October 2006, respectively.

        On June 15, 2001, Clarkston State Bank opened its Waterford branch office on M-59 adjacent to the Oakland Pontiac Airport. On December 13, 2004 the bank opened its fifth full service branch office at 5800 S. Main Street in Clarkston, Michigan. Clarkston State Bank leases the land on which the branch is located under a lease agreement with a 25 year term requiring monthly payments of $5,250 through October of 2008, with the monthly payment amount adjusting every 5 years thereafter according to changes in the Consumer Price Index.

        Clarkston Financial Corporation operations are housed in the same building as Clarkston State Bank's Waterford Branch. On March 9, 2006, the building was purchased from an LLC of which the Chariman holds an equity interest. The purchase price of $900,000 is representative of the fair value of the building. During 2005 space was leased in the same building for Clarkston Financial Corporation's opoerations.

        Huron Valley State Bank leases space for it’s main office 525 N. Main Street, in Milford, Michigan, at a rental rate of $3,400 per month under a lease which runs until August 2009.

        We believe our facilities are well-maintained and adequately insured.

ITEM 3: Legal Proceedings.

        As the date hereof, there were no pending material legal proceedings.

ITEM 4: Submission of Matters to a Vote of Security Holders.

        No matters were submitted during the fourth quarter of 2005 to a vote of our stockholders.

PART II

ITEM 5:	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

        Our common stock has traded in the over-the-counter market since the completion of our initial public offering in November 1998. High and low bid prices, as reported on the OTC Bulletin Board are as follows for the periods indicated:

	High	Low
2005
First Quarter	$21.00	$20.30
Second Quarter	$20.75	$17.40
Third Quarter	$18.50	$17.25
Fourth Quarter	$17.60	$15.25

2004
First Quarter	$20.50	$16.25
Second Quarter	$20.50	$20.00
Third Quarter	$21.64	$20.05
Fourth Quarter	$20.75	$20.15

        These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On March 15, 2006, there were approximately 309 owners of record and approximately 597 additional beneficial owners of our common stock.

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

        The information set forth in Appendix A, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our definitive Proxy Statement with respect to our May 2, 2006 Annual Shareholders Meeting is hereby incorporated by reference and is filed as Exhibit 13 to this Form 10-KSB Annual Report.

ITEM 7:	Financial Statements.

        The information set forth in Appendix A, under the caption “Consolidated Financial Statements,” of our definitive Proxy Statement with respect to our May 2, 2006 Annual Shareholders Meeting, is hereby incorporated by reference and is filed as Exhibit 13 to this Form 10-KSB Annual Report.

ITEM 8:	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        There have been no disagreements with our independent public accountants.

ITEM 8A: Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. The company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report have concluded that as of the end of the period covered by this Annual Report, the company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the company would be made known to them by others within the company, particularly during the period in which this Form 10-KSB Annual Report was being prepared.

(b)	Changes in Internal Controls. There were no significant changes in the company’s internal controls over financial reporting during the fiscal quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 8B: Other Information

None.

PART III

ITEM 9:	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) ofthe Exchange Act.

        The information set forth under the caption “Information About Directors” of our definitive Proxy Statement with respect to our May 2, 2006 Annual Shareholders Meeting and the information within that section is hereby incorporated by reference. There are no family relationships between or among the directors and executive officers. There are no arrangements or understandings between or among the executive officers pursuant to which any of them was named an officer.

        Our common stock is not registered under the Securities Exchange Act of 1934, and therefore our officers and directors are not required to and do not file beneficial ownership reports pursuant to Section 16(a) of the Securities Exchange Act of 1934.

        We have adopted a Senior Officer Code of Ethics. A copy of our Senior Officer Code of Ethics is available upon request by writing to the Chief Financial Officer, Clarkston Financial Corporation, 6600 Highland Road, Suite 24, Waterford, Michigan 48327.

ITEM 10:	Executive Compensation.

        Information relating to compensation of our executive officers and directors is contained under the captions “Compensation of Directors” and “Executive Compensation,” in our definitive Proxy Statement with respect to our May 2, 2006 Annual Shareholders Meeting and the information within those sections is incorporated herein by reference.

ITEM 11:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information relating to security ownership of certain beneficial owners and management is contained under the captions “Security Ownership of Management,” “Voting Securities and Principal Holders Thereof” and “Information About Directors” in our definitive Proxy Statement with respect to our May 2, 2006 Annual Shareholders Meeting and the information within those sections is incorporated herein by reference. The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2005.

	Equity Compensation Plan Information (1)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation
plans approved by security holders	49,536	$9.09	25,733
Equity compensation
plans not approved
by security holders	0	NA	0

Total	49,536	$9.09	25,733

(1)     Does not include options to purchase Huron Valley State Bank common stock under the Huron Valley State Bank Stock Compensation Plan.
(2)     We had not granted warrants or rights applicable to this chart.

ITEM 12:	Certain Relationships and Related Transactions.

        Information relating to certain relationships and related transactions is contained under the caption “Transactions Involving Management” in our definitive Proxy Statement with respect to our May 2, 2006 Annual Shareholders Meeting and the information within that section is incorporated herein by reference.

ITEM 13:	Exhibits and Financial Statements.

Financial Statements.

1.	The following documents are filed as part of Item 7 of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and 2003
Consolidated Statements of Operations for the year ended December 31, 2005, 2004 and 2003
Consolidated Statements of Changes in Stockholders’ Equity for the year ended December 31, 2005, 2004 and 2003
Consolidated Statement of Cash Flows for the year ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

2.	Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

3.	The following exhibits are filed as part of this report: Reference is made to the exhibit index which follows the signature page of this report.

The Registrant will furnish a copy of any exhibits listed on the Exhibit Index to any shareholder of the Registrant without charge upon written request of James W. Distelrath, Clarkston Financial Corporation, 6600 Highland Road, Suite 24, Waterford, Michigan 48327.

ITEM 14:	Principal Accountant Fees and Services.

        Information relating to principal accountant fees and services is contained under the caption “Principal Accounting Fees and Services” in our definitive Proxy Statement with respect to our May 2, 2006 Annual Shareholders Meeting and the information within that section is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 23, 2006.

CLARKSTON FINANCIAL CORPORATION

By: /s/ Edwin L. Adler
      ——————————————
      Edwin L. Adler
      Chief Executive Officer (Principal
      Executive Officer)

By: /s/ James W. Distelrath
      ——————————————
      James W. Distelrath
      Chief Financial Officer (Principal Financial
      and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 23, 2006, by the following persons on behalf of the Registrant and in the capacities indicated. Each director of the Registrant, whose signature appears below, hereby appoints J. Grant Smith and James W. Distelrath, and each of them severally, as his attorney-in-fact, to sign in his or her name and on his or her behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-KSB.

               Signature

/s/ Edwin L. Adler
——————————————
Edwin L. Adler, Chairman of the Board and a Director

/s/ Louis D. Beer
——————————————
Louis D. Beer, Director

/s/ William J. Clark
——————————————
William J. Clark, Director

/s/ Thomas E. Kimble
——————————————
Thomas E. Kimble, Director

/s/ Mark Murvay
——————————————
Mark Murvay, Director

/s/ Bruce H. McIntyre
——————————————
Bruce H. McIntyre, Secretary and a Director

/s/ John H. Welker
——————————————
John H. Welker, Director	March 23, 2006 March 23, 2006 March 23, 2006 March 23, 2006 March 23, 2006 March 23, 2006 March 23, 2006

EXHIBIT INDEX

Sequentially Numbered Page

Exhibit Number and Description

3.1	Articles of Incorporation of Clarkston Financial Corporation, incorporated by reference to Exhibit 3.1 to the Clarkston Financial Corporation Registration Statement on Form SB-2 (Registration No. 333-63685).

3.2	Bylaws of Clarkston Financial Corporation, incorporated by reference to Exhibit 3.2 to the Clarkston Financial Corporation Registration Statement on Form SB-2 (Registration No. 333-63685).

4	Specimen stock certificate of Clarkston Financial Corporation, incorporated by reference to Exhibit 4 to the Clarkston Financial Corporation Registration Statement on Form SB-2 (Registration No. 333-63685).

10.1	Clarkston Financial Corporation Stock Compensation Plan, incorporated by reference to Exhibit 10.1 to the Clarkston Financial Corporation Registration Statement on Form SB-2 (Registration No. 333-63685).

10.2	Clarkston Financial Corporation 1998 Founding Directors Stock Option Plan, incorporated by reference to Exhibit 10.2 to the Clarkston Financial Corporation Registration Statement on Form SB-2 (Registration No. 333-63685).

10.3	Lease Agreement dated September 10, 1998, for the facility located at 15 South Main Street, Clarkston, Michigan, 48346, incorporated by reference to Exhibit 10.3 to the Clarkston Financial Corporation Registration Statement on Form SB-2 (Registration No. 333-63685).

10.4	Data Processing Agreement between Jack Henry and Associates, Inc. And Clarkston State Bank dated October, 1998, incorporated by reference to Exhibit 10.4 to the Clarkston Financial Corporation Registration Statement on form SB-2 (Registration No. 333-63685).

10.5	Lease between Clarkston State Bank and Foodtown, Inc., incorporated by reference to Exhibit 10 to the Clarkston Financial Corporation Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999.

10.6	Form of Management Continuity Agreement is incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2003. Clarkston Financial Corporation has entered into Management Continuity Agreements with Ms. Dawn Horner and Mr. J. Grant Smith. The Agreements provide for a severance benefit equal to one year's salary and bonus in the case of Mr. Smith and two year's salary and bonus in the case of Ms. Horner.

10.7	Form of Restricted Stock Agreement under the Clarkston Financial Corporation Stock Compensation Plan, incorporated by reference to Exhibit 10.7 to the Clarkston Financial Corporation Annual Report on form 10-KSB for the year ended December 31, 2004.

10.8	Clarkston Financial Corporation Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.8 to the Clarkston Financial Corporation Annual Report on form 10-KSB for the year ended December 31, 2004.

10.9	Bank Servicing Agreement dated April 29, 2005, by and between Clarkston Financial Corporation and Huron Valley State Bank.

10.10	Huron Valley State Bank Stock Compensation Plan.

10.11	Form of Huron Valley State Bank Stock Option Agreement.

10.12	Line of Credit Agreement between Clarkston Financial Corporation and JPMorgan Chase dated December 19, 2005.

13	Appendix A of the Proxy Statement to shareholders for the May 2, 2006, shareholders meeting. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed “filed” as part of this filing.

21	Subsidiaries of the Registrant.

23	Consent of Plante & Moran PLLC, independent registered public accounting firm.

24	Power of Attorney (included on the signature page on page 18 of the Annual Report on Form 10-KSB).

31.1	Certificate of the Chief Executive Officer of Clarkston Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Clarkston Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Clarkston Financial Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Clarkston Financial Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.