Form 10QSB
period 2006-03-31
CLARKSTON FINANCIAL CORP
filed 2006-05-15
CIK 1068366

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

_________________

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,245,722 shares of the Corporation’s Common Stock (no par value) were outstanding as of May 15, 2006.

Transitional Small Business Disclosure Format (check one): Yes       No   X

INDEX

		Page Number(s)
Part I	Financial Information (unaudited):

	Item 1.
	Condensed Consolidated Financial Statements		3
	Notes to Condensed Consolidated Financial Statements		7

	Item 2.
	Management's Discussion and Analysis of
	Financial Condition and Results of Operations		14

	Item 3.
	Controls & Procedures		24

Part II.	Other Information

	Item 1.
	Legal Proceedings		25

	Item 2.
	Changes in Securities and Use of Proceeds		25

	Item 3.
	Defaults Upon Senior Securities		25

	Item 4.
	Submission of Matters to a Vote of Securities Holders		25

	Item 5.
	Other Information		25

	Item 6.
	Exhibits and Reports on Form 8-K		25

Signatures			26

Part I Financial Information (unaudited)

CLARKSTON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2006 (unaudited) and December 31, 2005
(dollars in thousands)

	March 31, 2006	December 31, 2005

	(Unaudited)
ASSETS
Cash and cash equivalents
Total cash and due from banks	$3,848	$3,305
Federal funds sold	2,815	4,785

Total cash and cash equivalents	6,663	8,090
Securities available for sale, at fair value	49,948	48,982
Loans held for sale	294	314
Loans
Total loans	139,319	133,230
Less: Allowance for loan losses	(2,118)	(1,930)

Net loans	137,201	131,300
Banking premises and equipment	4,882	3,911
Deferred tax asset	865	851
Interest receivable and other assets	2,034	2,128

Total assets	$201,887	$195,576

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	22,491	23,633
Interest-bearing	141,305	137,699

Total deposits	163,796	161,332
Advances from Federal Home Loan Bank of Indianapolis	10,200	10,200
Junior subordinated debentures held by
unconsolidated subsidiary trust	4,000	4,000
Interest payable and other liabilities	5,864	1,493

Total liabilities	183,860	177,025
Minority interest in consolidated subsidiary	3,360	3,420
Shareholders' equity
Common stock, no par value: 10,000,000 shares authorized;
1,245,722 and 1,045,909 shares issued and outstanding
as of March 31, 2006 and December 31, 2005	6,163	6,163
Capital surplus	6,163	6,163
Restricted stock - unearned compensation	(72)	(85)
Retained earnings	3,256	3,610
Accumulated other comprehensive loss	(843)	(720)

Total shareholders' equity	14,667	15,131

Total liabilities and shareholders' equity	$201,887	$195,576

See accompanying notes to consolidated financial statements

CLARKSTON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
Three and Nine Month Periods Ended March 31, 2006 and March 31, 2005
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Interest Income
Loans, including fees	$2,425	$2,101
Securities
Taxable	437	288
Tax-exempt	87	94
Federal funds sold	67	17

Total interest income	3,016	2,500
Interest Expense
Deposits	1,250	874
Borrowings	217	145

Total interest expense	1,467	1,019
Net Interest Income	1,549	1,481
Provision for loan losses	832	95

Net interest income
After provision for loan losses	717	1,386
Noninterest income
Gain/(loss) on sale of securities	3	1
Gain on sale of loans	22	47
Service charges and other fees	200	191
Other income	2	5

Total noninterest income	227	244
Noninterest expense
Salaries and benefits	791	744
Occupancy expense	254	183
Computer and data processing expenses	109	78
Advertising and public relations	73	45
Professional fees	134	94
Other expense	172	207

Total noninterest expense	1,533	1,351

Income/(loss) before federal income tax expense and minority interest	(589)	279
Federal income tax expense/(benefit)	(167)	100

Income/(loss) before minority interest	(422)	179
Minority interest in net loss of consolidated subsidiary	(68)	--

Net income/(loss)	$(354)	$179

Basic earnings per share	$(0.28)	$0.17

Diluted earnings per share	$(0.28)	$0.17

See accompanying notes to consolidated financial statements.

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Three Month Period ended March 31, 2006
(dollars in thousands)
(unaudited)

	Common Stock	Capital Surplus	Unearned Comp.	Retained Earnings	Accumulated Other Comprehensive (loss)	Total Stockholders' Equity

Balance December 31, 2005	$6,163	$6,163	$(85)	$3,610	$(720)	$15,131
Recognition of compensation for
restricted stock award	-	-	13	-	-	13
Comprehensive income:
Net income/(loss) for three months ended March 31, 2006	-	-	-	(354)	-	(354)
Change in unrealized loss on
securities available for sale
net of tax of ($63)	-	-	-	-	(123)	(123)

Net comprehensive loss						(477)

Balance March 31, 2006	$6,163	$6,163	$(72)	$3,256	$(843)	$14,667

CLARKSTON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Three Month Periods ended March 31, 2006 and March 31, 2005
(dollars in thousands)
(unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005

Net Cash Provided by Operating Activities:
Net cash provided by/(used in) operating activities	$5,151	$21
Cash Flows from Investing Activities:
Net increase in loans	(6,733)	(13,373)
Purchase of available-for-sale securities	(3,214)	(2,257)
Proceeds from sales of available-for-sale securities	2,024	7,160
Property and equipment expenditures	(1,059)	(352)

Net cash used in investing activities	(8,982)	(8,822)
Cash Flows from Financing Activities:
Increase in deposits	2,464	9,026
Increase in federal funds purchased	--	1,500
Resources provided by minority interest	(60)	--

Net cash provided by financing activities	2,404	10,526
Net increase/(decrease) in cash and cash equivalents	(1,427)	1,725
Cash and cash equivalents at beginning of period	8,090	3,865

Cash and cash equivalents at end of period	$6,663	$5,590

Supplemental Cash Flow Information - Cash paid for:
Interest	1,433	954
Taxes	--	11

See accompanying notes to consolidated financial statements.

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America with the instructions to Form 10-QSB. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim financial statements should be read in conjunction with the financial statements of Clarkston Financial Corporation (the “Corporation”) and the notes thereto included in the Corporation’s annual report on Form 10-KSB for the year ended December 31, 2005.

All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations, and cash flows, have been made. The results of operations for the three and nine month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

NOTE 3 – STOCK BASED COMPENSATION

The Corporation has two stock-based compensation plans. Under the employees’ Stock Compensation Plan (“Employee Plan”), the Corporation may grant options or issue restricted stock to key employees for up to 27,500 shares of common stock, of which 15,153 shares of common stock are available for grant. Under the 1998 Founding Directors Stock Option Plan (“Director Plan”), the Corporation may grant options for up to 82,500 shares of common stock, of which 10,580 shares of common stock are available for grant. Under both plans, there is a minimum vesting period of between one to three years before the options may be exercised, and all options expire 10 years after the date of their grant. Certain options (contingent options) under both plans vest on an accelerated basis upon the achievement of various future financial and operational goals. All such options vest 9.5 years after the date of grant regardless of achievement of future goals. Under both plans, the exercise price of each option equals the market price of the Corporation’s common stock on the date of grant.

Prior to January 1, 2006, the Company accounted for stock awards and options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As discussed in Note 2 under New Accounting Pronouncements, the Company adopted the fair value recognition provisions of Statement of Financial Standards (SFAS) No. 123 (R), Share Based Payment effective January 1, 2006 using the modified-prospective transition method. SFAS No. 123(R), Share Based Payment, established a fair value method of accounting for stock options whereby compensation expense would be recognized based on the computed fair value of the options on the grant date.

NOTE 3 – STOCK BASED COMPENSATION (CONTINUED)

The Company recognizes compensation expense related to restricted stock awards over the period the services are performed. No options were granted during the first quarter of 2006. The Company determined that implementation of SFAS No. 123(R) did not have a material impact on the financial results of the Company. The Company has provided below pro forma disclosures of net income and earnings per share for the three months ended March 31, 2005, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

Three Months Ended March 31, 2005

As reported net income/(loss) available to common stockholders	$179
Less stock-based compensation expense determined under fair value method - net of tax	4

Pro forma net income/(loss)	$175

As reported earnings/(loss) per share	$0.17
Pro forma earnings/(loss) per share	$0.17
As reported earnings/(loss) per diluted share	$0.17
Pro forma earnings/(loss) per diluted share	$0.16

Compensation expense in the pro forma disclosures is not indicative of future amounts, as options vest over several years and additional grants may be made each year.

The following table summarizes stock option transactions for both plans and the related average exercise prices for the three month periods ended March 31:

	2006		2005

	Number of shares	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price

Options Outstanding - Beginning of Year	49,536	$9.09	49,536	$9.09
Options granted - Employee Plan	-	-	-	-
Options exercised	-	-	-	-
Options expired	-	-	-	-

Options Outstanding - End of Period	49,536	$9.09	49,536	$9.09

NOTE 3 – STOCK BASED COMPENSATION (CONTINUED)

The following table shows summary information about fixed stock options outstanding at March 31, 2006:

	Stock Options Outstanding and Exercisable
	Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

Contingent	$9.09	24,060	2.6 years	$9.09	125,353
Non-contingent	9.09	25,476	2.6 years	9.09	132,730

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

Earnings per share have been computed based on the following: (in dollars in thousands)

	Three Months Ended March 31,
	2006	2005

Net income/(loss) available to common stockholders	$ (354)	$ 179
Average number of common shares outstanding	1,246	1,046
Effect of dilutive options	19	27

Average number of common shares outstanding used to calculate diluted earnings/(loss) per common share	1,265	1,073

Number of antidilutive stock options excluded
from diluted earnings per share computation	--	--

NOTE 5 — SECURITIES

The Bank does not have any securities in its portfolio that are classified as held to maturity. All securities are classified as available for sale and the amortized cost and fair values of those securities are as follows (dollars in thousands):

Available for Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

March 31, 2006 (Unaudited)
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$8,331	$--	$95	$8,236
Mortgage-backed securities	28,850	--	805	28,029
Collateralized mortgage obligations	3,356	--	105	3,251
Obligations of state and political subdivisions	10,654	--	222	10,432

	$51,191	$--	$1,227	$49,948

December 31, 2005
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$7,842	$--	$61	$7,781
Mortgage-backed securities	28,044	3	663	27,384
Collateralized mortgage obligations	3,508	--	110	3,398
Obligations of state and political subdivisions	10,677	--	258	10,419

	$50,071	$3	$1,092	$48,982

NOTE 6 — LOANS

Loans are as follows (dollars in thousands):

	March 31, 2006 (unaudited)	December 31, 2005

Commercial	$23,899	$24,316
Real estate:
Commercial	71,813	62,776
Residential	15,766	14,976
Construction	25,652	28,764

Total real estate	113,231	106,516
Consumer	2,189	2,398

Total	$139,319	$133,230

Activity in the allowance for loan losses is as follows (dollars in thousands):

	Three Months Ended March 31,

	2006	2005

Balance - Beginning of period	$1,930	$1,280
Provision charged to operations	832	95
Charge-offs	(651)	(13)
Recoveries	7	1

Balance - End of period	$2,118	$1,363

Allowance for loan losses to total loans	1.52%	1.02%

NOTE 7 — DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	March 31, 2006 (unaudited)	December 31, 2005

Non-interest bearing demand deposit accounts	$22,491	$23,633
Interest-bearing demand deposit accounts	5,910	5,981
Savings accounts	5,232	4,730
Money market accounts	56,067	60,179
Certificates of deposit	74,096	66,809

Total deposits	$163,796	$161,332

NOTE 8 – FHLB ADVANCES

The Company has various term advances from the Federal Home Loan Bank of Indianapolis (“FHLB”) with fixed and variable interest rates ranging from 3.75% to 4.86% at March 31, 2006 and December 31, 2005. The weighted average interest rate at March 31, 2006 and December 31, 2005 is 4.35%. Maturity dates range from November 2006 to October 2010. The weighted average remaining maturity at March 31, 2006 is 873 days, or August 20, 2008. Advances from the FHLB are collateralized by qualifying investment securities with estimated market values of $11,711,000 and $12,210,000 at March 31, 2006 and December 31, 2005. The advances are due in full at maturity and the fixed rate advances are subject to a prepayment penalty if repaid prior to maturity.

NOTE 9 – MINIMUM REGULATORY CAPITAL REQUIREMENTS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for Banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide five classifications, well capitalized, adequately capitalized, undercapitalized and critical undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Banks and the Corporation were well-capitalized as of March 31, 2006 and December 31, 2005.

NOTE 9 – MINIMUM REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

The Banks’ and Corporation’s actual capital amounts and ratios as of March 31, 2006 and December 31, 2005 are presented in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To be Well-Capitalized
	Amount	Ratio (Percent)	Amount	Ratio (Percent)	Amount	Ratio (Percent)
As of March 31, 2006:
Total risk-based capital
(to risk-weighted assets)
CSB	$15,655	11.07	$11,316	8.00	$14,145	10.00
HVSB	7,690	85.52	719	8.00	899	10.00
Consolidated	21,595	14.28	12,102	8.00	15,128	10.00
Tier I Capital
(to risk weighted assets)
CSB	$13,598	9.61	$5,658	4.00	$8,487	6.00
HVSB	7,629	84.84	360	4.00	540	6.00
Consolidated	19,477	12.88	6,051	4.00	9,077	6.00
Tier I Capital
(to average assets)
CSB	$13,598	7.51	$7,240	4.00	$9,050	5.00
HVSB	7,629	50.56	604	4.00	754	5.00
Consolidated	19,477	9.78	7,964	4.00	9,954	5.00
As of December 31, 2005:
Total risk-based capital
(to risk-weighted assets)
CSB	$15,516	10.99	$11,291	8.00	$14,113	10.00
HVSB	7,803	144.97	431	8.00	538	10.00
Consolidated	21,780	14.82	11,759	8.00	14,699	10.00
Tier I Capital
(to risk weighted assets)
CSB	$13,753	9.74	$5,645	4.00	$8,468	6.00
HVSB	7,771	144.37	215	4.00	323	6.00
Consolidated	19,850	13.50	5,879	4.00	8,819	6.00
Tier I Capital
(to average assets)
CSB	$13,753	7.62	$7,221	4.00	$9,027	5.00
HVSB	7,771	62.43	498	4.00	622	5.00
Consolidated	19,850	12.58	6,311	4.00	7,888	5.00

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

At March 31, 2006 and December 31, 2005, the following financial instruments were outstanding whose contract amounts represent credit risk (dollars in thousands):

	March 31, 2006 (unaudited)	December 31, 2005

Commitments to grant loans	$9,331	$6,902
Unfunded commitments under lines of credit	23,013	18,649
Commercial and standby letters of credit	169	169

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Standards (SFAS) No.123(R), Share Based Payment , establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions as compensation expense and measure the cost on the grant-date fair value of the award. The Corporation was required to adopt SFAS 123(R) beginning January 1, 2006. Effective December 31, 2005, the Corporation’s Board of Directors accelerated the vesting of all of its outstanding stock options, in conjunction with an overall review of the compensation system. The adoption of this Statement did not have a material impact on the results of operations of the Company.

         In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments, which is an amendment of SFAS No: 133 and 140. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The Statement also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management is currently evaluating the impact this Statement may have on the Company’s results of operations or financial condition.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses changes in the financial condition and results of operations of the Corporation for the periods presented and should be read in conjunction with the Corporation’s Consolidated Financial Statements and notes thereto, appearing in Part I, Item 1 of this document.

Forward Looking Statements

        This report includes “forward-looking statements” as that term is used in the securities laws. All statements regarding the Corporation’s expected financial position, business and strategies are forward-looking statements. In addition, the words “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” and similar expressions, as they relate to the Corporation and its management, are intended to identify forward-looking statements. The presentation and discussion of the provision and allowance for loan and lease losses, determining the fair value of securities and other financial instruments, the valuation of mortgage servicing rights and statements concerning future profitability or future growth or increases, are examples of inherently forward looking statements in that they involve judgments and statements of belief as to the outcome of future events. The Corporation’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the Corporation’s operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation’s market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Corporation and its business, including additional factors that could materially affect the Corporation’s financial results, is included in its filings with the Securities and Exchange Commission.

General

Clarkston Financial Corporation (the “Corporation”, “us” or “we”) is a Michigan corporation incorporated on May 18, 1998. The Corporation is the bank holding company for Clarkston State Bank (“CSB”) and Huron Valley State Bank (“HVSB”) (collectively the “Banks”). CSB commenced operations on January 4, 1999, and HVSB commenced operations on August 15, 2005. The Banks are chartered by the State of Michigan with depository accounts insured by the Federal Deposit Insurance Corporation. As such, our primary business is concentrated in a single industry segment — commercial banking. The Banks provide a full range of banking services to individuals, commercial businesses and industries located in their service areas. The Banks maintain diversified loan portfolios, including loans to individuals for home mortgages, automobiles and personal expenditures, and loans to business enterprises for current operations and expansion. The Banks also offer a variety of deposit products, including checking accounts, savings accounts, money market accounts, individual retirement accounts and certificates of deposit.

The principal markets for financial services provided are in northern Oakland County communities in which the Banks are located and the areas immediately surrounding these communities. The Banks serve these markets through 7 locations in or near their communities. The Banks do not have any material foreign assets or income.

Our principal source of revenue is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 74.8% of total revenue in 2006 compared to 76.6% in 2005. Interest and fees on loans increased in the current year as a result of growth in the loan portfolio. This growth in the loan portfolio is due in part to the addition of HVSB and also to continued growth in CSB’s loan portfolio. Purchases of securities and increased Federal Funds balances at HVSB were the primary causes of the decrease in the share of total revenue attributed to loan interest and fees. Revenue share of interest from investments (including Federal Funds sold), increased to 18.2%, from 14.5% year over year. Service fees on deposit accounts declined from 7.0% to 6.2% in 2005 and 2004, respectively. This decrease in revenue share was due to faster growth in other revenue sources, as the deposit fee income as a % of checking accounts increased slightly from 2.6% in 2005 to 2.8% in 2006.

The formation of HVSB in 2005 was a significant event for Clarkston Financial Corporation. We own 55% of the outstanding shares of common stock of HVSB. The remaining 45% is owned by private investors. We expect to recognize operating losses from HVSB in the near term as the Bank grows out of the de novo stage.

Critical Accounting Policies

As of March 31, 2006, there have been no material changes in the disclosures regarding critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2005. The Company’s critical accounting policies are described in the financial section of its 2005 Annual Report. Management believes its critical accounting policies relate to the Company’s securities, allowance for loan losses.

Comparison of Financial Condition at March 31, 2006 and December 31, 2005

        Our total assets increased by $6.3 million or 3.2% to $201.9 million at March 31, 2006, from $195.6 million at December 31, 2005. The addition of HVSB in the 3rd quarter of 2005 has contributed significantly to our asset growth, providing approximately $16.8 million in total assets. We anticipate that our assets will continue to grow during 2006.

        Cash and cash equivalents, which include federal funds sold and short-term investments, decreased $1.4 million or 17.3% to $6.7 million at March 31, 2006 from $8.1 million at December 31, 2005. The decrease is due mostly to these excess funds being deployed into higher yielding loans and investments. It is anticipated that this trend will continue during the year.

        Securities increased $966,000 or 2.0% to $49.9 million at March 31, 2006 from $49.0 million at December 31, 2005. This increase was caused by the purchase of securities at HVSB, These purchases were made to achieve an increased amount of interest income on excess funds until they can be redeployed into the loan portfolio. The Corporation continues to have excellent liquidity and will monitor its level of securities to ensure proper liquidity is maintained. While there are a number of securities that have market values less than 95% of the book value, and could be construed as impaired relative to market value, management has the intent and ability to hold these specific securities until maturity and no loss is expected to be realized on these securities. As a result, the book value of these securities have not been written down as of March 31, 2006.

        Total portfolio loans increased by $6.1 million or 4.6% to $139.3 million at March 31, 2006 from $133.2 million at December 31, 2005. This growth rate is in line with our business plan and a similar, or slightly slower rate is expected to continue throughout 2006. The difficult economic climate in Michigan and competitive pressures in the banks’ contiguous markets has created a challenging environment in which to make loans. Approximately $3.0 million of the growth was from Huron Valley State Bank. Total loan growth continues to be driven by the commercial real estate portfolio which increased $9.0 million, or 14.3% over the balance at December 31, 2005. This large increase was partially offset by a $3.1 million decrease in the construction portfolio, caused by the payoff of a number of larger credits. Commercial and industrial loans saw a slight decrease of $417,000, or 1.7% from December 31, 2005. The residential real estate portfolio also contributed positively showing a 5.3%, or $790,000 increase from December 31, 2005. There was a slight decrease in consumer loans from December 31, 2005. We continue to focus on commercial lending as evidenced by the fact that commercial and construction loans make up 87.1% of the loan portfolio, with residential loans making up 11.3% and consumer loans 1.6%.

The nonperforming loan balance shown below as of March 31, 2006 is made up of 16 relationships. Subsequent to the end of the quarter, the Corporation received a favorable ruling from the court on one such credit which makes up 6.1% of the balance of nonperforming loans. Based on this favorable ruling, we anticipate being paid in full on this credit (including accrued interest) during the 2nd quarter. The employee who was hired to deal with workout credits on a contract basis in the 3rd quarter of 2005 has been hired as a full-time employee for that purpose.

During the quarter, the Bank experienced a 111.1% increase in loans 90 or more days past due and still accruing. In accordance with our policy, loans that are well secured and in the process of collection are not put on non-accrual status. Of the $2.3 million of new credits which went 90 days past due during the quarter, $1.3 million, or 56.5% were secured by real estate. The unsecured credit is a matured loan for which we were awaiting additional information to make a renewal decision. Additionally, a charge-off of a $624,000 credit which was previously 100% reserved reduced the nonaccrual balances, however $650,000 of loans (2 credits) migrated from 90 days past due to nonaccrual and 1 additional credit (secured by real estate) was placed on non-accrual during the quarter. All loans greater than 90 days delinquent, regardless of accrual status, are included on management’s watch list and monitored monthly. Management is working through these credits and believes that any losses inherent in these credits are adequately reserved for in the allowance for loan loss.

The table below shows the composition and amount of our nonperforming assets.

(dollars in thousands)	March 31, 2006 (unaudited)	December 31, 2005
Nonaccrual loans
Secured by real estate	$757	$1,066
Secured by other than real estate	385	--
Unsecured	--	--
Loans 90 days past due and still accruing	--	--
Secured by real estate	1,991	989
Secured by other than real estate	512	424
Unsecured	475	--

Total nonperforming loans	4,120	2,479
Foreclosed and repossessed assets	189	205

Total nonperforming assets	$4,309	$2,684

Nonperforming assets to total loans	3.09%	2.01%
Nonperforming assets to total assets	2.13%	1.37%

        The allowance for loan losses as of March 31, 2006 was $2.1 million representing approximately 1.52% of total loans outstanding, compared to $1.9 million, or 1.45% of loans outstanding as of December 31, 2005. The charge-off of the $625,000 credit which was fully reserved in the 3rd quarter of 2005 caused a reduction in the allowance, though this was more than offset by the additional provision required during the 1st quarter. A thorough internal review of the loan portfolio was commenced during the quarter and is ongoing. Management believes that the high risk credits are appropriately reserved for and are all being monitored appropriately. At the same time, the economic climate in the Banks’ home state is not favorable and the possibility for additional losses caused by this economic weakness still exists. We believe that the allowance for loan losses is sufficient to cover losses inherent in the portfolio.

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

        Total premises and equipment increased $1.0 million, or 25.6% to $4.9 million at March 31, 2006 from $3.9 million at December 31, 2005. This increase is due to the purchase of the building from which the holding company operates from a company controlled by the Chairman. This purchase was made at the fair market value of the property. CSB operates a retail branch out of this building and it was determined to be cost efficient to purchase the building.

        Total deposit balances increased $2.5 million or 1.5% to $163.8 million at March 31, 2006 from $161.3 million at December 31, 2005. The largest increase in terms of percentage was seen in time deposits which increased 10.9%, or $7.3 million since December 31, 2005. This increase was offset by a $4.1 million, or 6.8% decrease in the money market portfolio. Demand and other savings accounts saw a slight decrease from December 2005. The local market for non-time deposits is extremely competitive, and we continue to focus on gathering lower cost savings and DDA accounts to fund our future growth and reduce our reliance on higher cost time deposits. A renewed focus on our Waterford market along with growth in the Milford market by HVSB will assist us in meeting our deposit gathering goals.

        CSB is a member of the Federal Home Loan Bank of Indianapolis, and utilizes advances from this institution to bolster liquidity. At March 31, 2006, we have $10.2 million in advances outstanding. No repayments or additional advances occurred during the quarter The Corporation continues to view the FHLB as a source of liquidity and may borrow additional funds as market conditions dictate.

        We have no other off-balance sheet liabilities other than commitments to extend credit in the form of letters and lines of credit.

        As of March 31, 2006, we had retained earnings of $3.3 million compared to $3.6 million at December 31, 2005 which was a result of a net loss of $354,000. Accumulated other comprehensive income saw a decrease of $123,000, or 17.1%. This decrease was primarily the result of changes in interest rates causing a decrease in the market value of the Corporation’s security portfolio. We do not believe that the value of any of the securities in the portfolio are permanently impaired.

Comparison of Operating Results for the Three Months Ended March 31, 2006 and 2005

        Our net loss was $354,000, or $0.28 per diluted share for the first quarter of 2006 compared to net income of $179,000, or $0.17 per diluted share for the first quarter of 2005. The net loss was caused primarily by increased loan loss provisions and operating expenses related to HVSB being open and fully staffed, while last year it was operating with limited staff as a loan center. While still in the start-up phase, the losses since the opening of Huron Valley State Bank have been less than the initial projections.

        Net interest income increased 4.6% or $68,000 from $1.48 million in the first quarter of 2005 to $1.55 million for 2006. The primary contributor to the increase was elevated balances in earning assets, which increased by 15.7% to $197.1 million at March 31, 2006 from $170.3 million at December 31, 2005. This effectively added $219,000 to the margin. A large quantity of loans were booked by both banks in the latter stages of the quarter, therefore the full effect of these additional loans are not reflected within the average balances shown in the table below. Increasing rates reduced net interest income by $42,000, as the cost of interest bearing funds increased 80 basis points, while the yield on earning assets only increased by 30 basis points. The increase in non-interest bearing deposits also helped the margin in the current quarter. The net interest margin decreased from 3.60% for the quarter ended March 31, 2005 compared to 3.27% for the same period in 2006. As mentioned above, management is devising a strategy to generate additional demand deposit account volume to reduce our reliance on higher cost time and other savings accounts.

The following schedule presents the average daily balances, interest income, interest expense and average rates earned and paid for the Corporation’s major categories of assets, liabilities, and shareholders’ equity for the periods indicated (dollars in thousands):

	3 Months ended March 31, 2006			3 Months ended March 31, 2005

	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost

Assets:
Short term investment	$6,177	$67	4.34%	$3,831	$17	1.77%
Securities:
Taxable	39,716	437	4.40%	29,651	288	3.89%
Tax-exempt	10,668	87	3.26%	11,738	94	3.20%
Loans	132,949	2,425	7.30%	119,510	2,101	7.03%

Total earning assets/total
interest income	189,509	3,016	6.37%	164,730	2,500	6.07%
Cash and due from banks	4,003			3,549
Unrealized (loss) on AFS securities	(1,107)			(432)
Allowance for loan loss	(1,922)			(1,328)
All other assets	6,559			3,815

Total assets	197,071	3,016		170,334	2,500
Liabilities and Stockholders' Equity
Interest bearing deposits:
MMDA, Savings/NOW accounts	68,278	526	3.08%	63,555	409	2.57%
Time	69,344	724	4.18%	55,033	465	3.38%
Fed Funds Purchased	2,683	31	4.69%	1,211	8	2.51%
FHLB Advances	10,200	111	4.35%	12,200	82	2.70%
Trust Preferred Securities	4,000	75	7.46%	4,000	55	5.50%
Other borrowings	20	--	0.00%	15	--	0.00%

Total interest bearing
liabilities/interest expense	154,526	1,467	3.80%	136,014	1,019	3.00%
Noninterest bearing
deposits	22,763			21,073
All other liabilities	4,634			954
Stockholders' Equity:
Unrealized holding (loss)	(731)			(270)
Common Stock, Surplus, Retained Earnings	15,880			12,563

Total liabilities and stockholders' equity	197,071			170,334
Interest spread		1,549	2.57%		1,481	3.07%
Net Interest Margin as a
Percentage of Average
Earnings Assets - FTE	189,509	1,549	3.27%	164,730	1,481	3.60%

        Rate / Volume Analysis of Net Interest Income. The following schedule presents the dollar amount of changes in interest income and expense for major components of earning assets and interest-bearing liabilities, distinguishing between changes related to outstanding balances and changes due to interest rates.

	2006 Compared to 2005
	Change Due to Rate	Change Due to Volume	Change Due to Mix	Total Change
	(Dollars in thousands)
Short term investment	$25	$10	$15	$50
Investment securities--taxable	38	98	13	149
Investment securities--tax-exempt	2	(9)	--	(7)
Loans, net of unearned income	79	236	9	324

Total interest income	144	335	37	516

Interest bearing deposits	110	121	28	259
Federal funds borrowed	7	9	8	24
FHLB advances	50	(14)	(7)	29
Trust preferred securities	19	--	--	19
Other borrowings	--	--	--	--

Total interest expense	186	116	29	331

Net interest income	$(42)	$219	$8	$185

        Total provision for loan losses was $832,000 for the first quarter ended March 31, 2006, compared to $95,000 for the first quarter of 2005. Of the total first quarter loan loss provision, approximately $559,000 relates primarily to an aggregate principal balance of approximately $1.01 million of loans to three commercial borrowers which have become impaired. The borrowers have been unable to meet the repayment terms of the loans and one of the borrowers has filed for Chapter 7 bankruptcy. The loans are secured by liens on commercial real estate and certain other collateral, but in all cases the collateral is no longer of sufficient value to cover the outstanding principal balance on the loans. As a result of Clarkston State Bank’s ongoing monitoring of the loan portfolio, these loans were determined to be impaired. In addition to specific reserves, these impairments have adversely affected the Corporation’s loss history resulting in additional provision for loan losses.

        The level of the provision made in connection with the loans reflects the amount necessary to maintain the allowance for loan losses at an adequate level, based upon Clarkston State Bank’s current analysis of probable incurred losses in its loan portfolio, with respect to loans held at March 31, 2006. Bank management is continuing to evaluate the financial condition of the borrowers and the value of the collateral. The impairment charge is based on the information currently available and may change as new information is received.

        Non-interest income decreased $17,000, or 7.0% for the first quarter of 2006 compared to the same period in 2005. The largest portion of the change in non-interest income was due to reduced gains on sale of mortgage loans. As the sales team builds up the volume in this area, we anticipate increased fee income. Fees on deposit accounts increased $9,000, or 4.7% over the same quarter in the prior year. The Corporation’s large checking account portfolio continues to generate fees, though a review of these fees relative to our local market peers may result in the modification of our fee structure. It is, however, anticipated that any modification of the fee structure will result in increased fee income.

        Non-interest expense was $1.53 million for the first quarter of 2006, a $182,000 or 13.5% increase over the first quarter of 2005 when non-interest expense was $1.35 million. The increase is primarily attributable to higher salary and benefit costs of $47,000, or 6.3% due primarily to the full staffing of HVSB and normal increases in compensation. Occupancy expense has increased $71,000, or 38.8% as a result of HVSB and additional real estate taxes related to CSB’s newest branch. Professional fees are 42.6%, or $40,000 higher than the same period last year, mostly due to legal costs related to the collection efforts on troubled loans. Advertising expense is elevated from the 1st quarter of 2005 primarily due to the opening of the new Bank. As Huron Valley State Bank and the mortgage operation gain critical mass, we anticipate our efficiency ratio to improve to the levels more common throughout our history. The ratio for the quarter ended March 31, 2006 increased to 86.3% from 78.3% at March 31, 2005.

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

Capital Resources at March 31, 2006 (in thousands)

	Tier 1 Leverage Ratio	Tier 1 Capital Ratio	Total Risk-Based Capital Ratio

Minimum regulatory requirement for
Capital adequacy	4.00%	4.00%	8.00%
Well capitalized regulatory level	5.00%	6.00%	10.00%
CSB	7.51%	9.61%	11.07%
HVSB	50.56%	84.84%	85.52%
Consolidated	9.78%	12.88%	14.28%

The following table shows the dollar amounts by which the Corporation’s capital (on a consolidated basis) exceeds current regulatory requirements on a dollar-enumerated basis:

	Tier 1 Leverage	Tier 1 Capital	Total Risk-Based Capital

	(in thousands of dollars)
Capital balances at March 31, 2006
Required regulatory capital	$7,964	$6,051	$12,102
Capital in excess of regulatory minimums	11,513	13,426	9,493

Actual capital balances	$19,477	$19,477	$21,595

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

As indicated by the consolidated statement of cash flows for the three months ended March 31, 2006, operating activities generated $5.2 million in the current quarter. The primary cause of this increase was the outstanding cashier’s checks related to loan closings which took place at the end of the quarter. In addition, deposit generation and security sales provided $2.5 million and $2.0 million in cash to our operation. The primary uses of funds in the current quarter were loan originations of $6.7 million, purchases of securities of $3.2 million and the purchase of our corporate office location of $1.0 million.

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

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARKSTON FINANCIAL CORPORATION

/s/ Edwin L. Adler
——————————————
Edwin L. Adler
Chairman of the Board and Chief Executive Officer

/s/ James W. Distelrath
——————————————
James W. Distelrath
Chief Financial Officer

DATE: May 15, 2006

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