Form 10QSB
period 2006-06-30
CLARKSTON FINANCIAL CORP
filed 2006-08-11
CIK 1068366

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
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

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,245,722 shares of the Corporation’s Common Stock (no par value) were outstanding as of August 15, 2006.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

INDEX

		Page
		Number(s)
Part I	Financial Information (unaudited):

	Item 1.
	Condensed Consolidated Financial Statements	3
	Notes to Condensed Consolidated Financial Statements	7

	Item 2.
	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

	Item 3.
	Controls & Procedures	24

Part II.	Other Information

	Item 1.
	Legal Proceedings	25

	Item 2.
	Changes in Securities and Use of Proceeds	25

	Item 3.
	Defaults Upon Senior Securities	25

	Item 4.
	Submission of Matters to a Vote of Securities Holders	25

	Item 5.
	Other Information	25

	Item 6.
	Exhibits and Reports on Form 8-K	25

Signatures		26
Certificate of the Chief Executive Officer to Section 302
Certificate of the Chief Financial Officer to Section 302
Certificate of the CEO and CFO to Section 906

Part I Financial Information (unaudited)
CLARKSTON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2006 (unaudited) and December 31, 2005
(dollars in thousands)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Cash and cash equivalents
Total cash and due from banks	$6,117	$3,305
Federal funds sold	9,850	4,785

Total cash and cash equivalents	15,967	8,090

Securities available for sale, at fair value	48,009	48,982

Loans held for sale	217	314

Loans
Total loans	140,601	133,230
Less: Allowance for loan losses	(1,560)	(1,930)

Net loans	139,041	131,300

Banking premises and equipment	4,824	3,911
Deferred tax asset	846	851
Interest receivable and other assets	2,317	2,128

Total assets	$211,221	$195,576

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Noninterest-bearing	25,656	23,633
Interest-bearing	151,891	137,699

Total deposits	177,547	161,332

Advances from Federal Home Loan Bank of Indianapolis	10,200	10,200
Junior subordinated debentures held by unconsolidated subsidiary trust	4,000	4,000
Interest payable and other liabilities	2,191	1,493

Total liabilities	193,938	177,025

Minority interest in consolidated subsidiary	3,299	3,420

Shareholders’ equity
Common stock, no par value: 10,000,000 shares authorized; 1,245,722 shares issued and outstanding as of June 30, 2006 and December 31, 2005	6,163	6,163
Capital surplus	6,163	6,163
Restricted stock — unearned compensation	(61)	(85)
Retained earnings	3,058	3,610
Accumulated other comprehensive loss	(1,339)	(720)

Total shareholders’ equity	13,984	15,131

Total liabilities and shareholders’ equity	$211,221	$195,576

See accompanying notes to consolidated financial statements

CLARKSTON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
Three and Six Month Periods Ended June 30, 2006 and June 30, 2005
(dollars in thousands, except per share data)
(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Interest Income
Loans, including fees	$2,698	$2,285	$5,123	$4,386
Securities
Taxable	446	303	883	591
Tax-exempt	87	74	174	168
Federal funds sold	89	37	156	54

Total interest income	3,320	2,699	6,336	5,199

Interest Expense
Deposits	1,432	997	2,682	1,871
Borrowings	228	173	445	318

Total interest expense	1,660	1,170	3,127	2,189

Net Interest Income	1,660	1,529	3,209	3,010

Provision for loan losses	534	260	1,366	355

Net interest income After provision for loan losses	1,126	1,269	1,843	2,655

Noninterest income
Gain on sale of securities	—	—	3	1
Gain on sale of loans	12	28	34	75
Service charges and other fees	154	221	354	412
Other income	—	4	2	9

Total noninterest income	166	253	393	497

Noninterest expense
Salaries and benefits	839	783	1,630	1,527
Occupancy expense	280	201	534	384
Computer and data processing expenses	68	87	219	165
Advertising and public relations	110	57	141	102
Professional fees	120	74	254	168
Supplies	30	17	59	41
Other expense	216	177	358	360

Total noninterest expense	1,663	1,396	3,195	2,747

Income/(loss) before federal income tax expense and minority interest	(370)	126	(959)	405

Federal income tax expense/(benefit)	(113)	10	(280)	110

Income/(loss) before minority interest	(257)	116	(679)	295

Minority interest in net loss of consolidated subsidiary	(59)	—	(127)	—

Net income/(loss)	$(198)	$116	$(552)	$295

Basic earnings/(loss) per share	$(.16)	$.11	$(.44)	$0.28

Diluted earnings/(loss) per share	$(.16)	$.11	$(.44)	$0.27

See accompanying notes to consolidated financial statements.

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Six Month Period ended June 30, 2006
(dollars in thousands)
(unaudited)

					Accumulated
					Other	Total
	Common	Capital	Unearned	Retained	Comprehensive	Stockholders’
	Stock	Surplus	Comp.	Earnings	Loss	Equity
Balance, December 31, 2005	$6,163	$6,163	$(85)	$3,610	$(720)	$15,131

Recognition of compensation for restricted stock award			24			24

Comprehensive income:

Net loss for the six months ended June 30, 2006				(552)		(552)

Change in unrealized loss on securities available for sale net of tax of ($319)					(619)	(619)

Net comprehensive loss				(552)	(619)	(1,171)

Balance, June 30, 2006	$6,163	$6,163	$(61)	$3,058	$(1,339)	$13,984

CLARKSTON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Six Month Periods ended June 30, 2006 and June 30, 2005
(dollars in thousands)
(unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2005
Net Cash Provided by Operating Activities:
Net cash provided by/(used in) operating activities	$2,029	$267

Cash Flows from Investing Activities:
Net increase in loans	(9,107)	(17,884)
Purchase of available-for-sale securities	(3,214)	(3,255)
Proceeds from sales of available-for-sale securities	3,171	10,073
Property and equipment expenditures	(1,096)	(560)

Net cash used in/(provided by) investing activities	(10,246)	(11,626)

Cash Flows from Financing Activities:
Increase in deposits	16,215	22,715
Resources used by minority interest	(121)	—

Net cash provided by financing activities	16,094	22,715

Net increase in cash and cash equivalents	7,877	11,356
Cash and cash equivalents at beginning of period	8,090	3,865

Cash and cash equivalents at end of period	$15,967	$15,221

Supplemental Cash Flow Information – Cash paid for:
Interest	2,847	2,150
Taxes	—	211
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
All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations, and cash flows, have been made. The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.
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
Prior to January 1, 2006, the Company accounted for stock awards and options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted the fair value recognition provisions of Statement of Financial Standards (SFAS) No. 123 (R), Share Based Payment effective January 1, 2006 using the modified-prospective transition method. SFAS No. 123(R), Share Based Payment, established a fair value method of accounting for stock options whereby compensation expense would be recognized based on the computed fair value of the options on the grant date.

NOTE 3 – STOCK BASED COMPENSATION (CONTINUED)
The Company recognizes compensation expense related to restricted stock awards over the period the services are performed. No options were granted during 2006. The Company determined that implementation of SFAS No. 123(R) did not have a material impact on the financial results of the Company. The Company has provided below pro forma disclosures of net income and earnings per share for the three and six months ended June 30, 2005, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005
As reported net income available to common stockholders	$116	$295

Less stock-based compensation expense determined under fair value method – net of tax	4	8

	$112	$287

Pro forma net income

As reported earnings per share	$0.11	$0.28
Pro forma earnings per share	$0.11	$0.27
As reported earnings per diluted share	$0.11	$0.27
Pro forma earnings per diluted share	$0.10	$0.27
Compensation expense in the pro forma disclosures is not indicative of future amounts, as options vest over several years and additional grants may be made each year.
The following table summarizes stock option transactions for both plans and the related average exercise prices for the three month periods ended June 30:

	2006		2005
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	of shares	Price	of shares	Price
Options outstanding – Beginning of Year	49,536	$9.09	49,536	$9.09

Options granted – Employee Plan	—	—	—	—
Options exercised	—	—	—	—
Options expired	—	—	—	—

Options Outstanding – End of Period	49,536	$9.09	49,536	$9.09

NOTE 3 – STOCK BASED COMPENSATION (CONTINUED)
The following table shows summary information about fixed stock options outstanding at June 30, 2006:

	Stock Options Outstanding and Exercisable
			Weighted
			Average	Weighted
	Range of		Remaining	Average	Aggregate
	Exercise	Number of	Contractual	Exercise	Intrinsic
	Prices	Shares	Life	Price	Value
Contingent	$9.09	24,060	2.4 years	$9.09	$106,105
Non-contingent	$9.09	25,476	2.4 years	$9.09	112,349
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
Earnings per share have been computed based on the following: (in dollars in thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Net income/(loss) available to common stockholders	$(198)	$116	$(552)	$295

Average number of common shares outstanding	1,246	1,049	1,246	1,047
Effect of dilutive options	19	27	18	28

Average number of common shares outstanding used to calculate diluted earnings/(loss) per common share	1,265	1,076	1,264	1,075

Number of antidilutive stock options excluded from diluted earnings per share computation	—	—	—	—

NOTE 5 – SECURITIES
The Bank does not have any securities in its portfolio that are classified as held to maturity. All securities are classified as available for sale and the amortized cost and fair values of those securities are as follows (dollars in thousands):
Available for Sale

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
June 30, 2006 (unaudited)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$8,339	$—	$204	$8,135
Mortgage-backed securities	27,740	—	1,183	26,557
Collateralized mortgage obligations	3,218	—	151	3,067
Obligations of state and political subdivisions	10,631	—	381	10,250

	$49,928	$—	$1,919	$48,009

December 31, 2005
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$7,842	$—	$61	$7,781
Mortgage-backed securities	28,044	3	663	27,384
Collateralized mortgage obligations	3,508	—	110	3,398
Obligations of state and political subdivisions	10,677	—	258	10,419

	$50,071	$3	$1,092	$48,982

NOTE 6 – LOANS
Loans are as follows (dollars in thousands):

	June 30,
	2006	December 31,
	(unaudited)	2005
Commercial	$21,596	$24,316

Real estate:
Commercial	76,576	62,776
Residential	16,027	14,976
Construction	24,265	28,764

Total real estate	116,868	106,516

Consumer	2,138	2,398

Total	$140,601	$133,230

NOTE 6 – LOANS (CONTINUED)
Activity in the allowance for loan losses is as follows (dollars in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Balance – Beginning of period	$2,118	$1,363	$1,930	$1,280
Provision charged to operations	534	260	1,366	355
Charge-offs	(1,115)	(117)	(1,766)	(130)
Recoveries	23	—	30	1

Balance – End of period	$1,560	$1,506	$1,560	$1,506

Allowance for loan losses to total Loans	1.12%	1.16%	1.12%	1.16%
NOTE 7 — DEPOSITS
Deposits are summarized as follows (dollars in thousands):

	June 30,
	2006	December 31,
	(Unaudited)	2005
Non-interest bearing demand deposit accounts	$25,656	$23,633
Interest-bearing demand deposit accounts	5,515	5,981
Savings accounts	4,663	4,730
Money market accounts	57,255	60,179
Certificates of deposit	84,458	66,809

Total deposits	$177,547	$161,332

NOTE 8 – FHLB ADVANCES
The Company has various term advances from the Federal Home Loan Bank of Indianapolis (“FHLB”) with fixed and variable interest rates ranging from 3.75% to 4.86% at June 30, 2006 and December 31, 2005. The weighted average interest rate at June 30, 2006 and December 31, 2005 is 4.35%. Maturity dates range from November 2006 to October 2010. The weighted average remaining maturity at June 30, 2006 is 782 days, or August 20, 2008. Advances from the FHLB are collateralized by qualifying investment securities with estimated market values of $11,231,000 and $12,210,000 at June 30, 2006 and December 31, 2005. The advances are due in full at maturity and the fixed rate advances are subject to a prepayment penalty if repaid prior to maturity.

NOTE 9 – MINIMUM REGULATORY CAPITAL REQUIREMENTS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for Banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide five classifications, well capitalized, adequately capitalized, undercapitalized and critical undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Banks and the Corporation were well-capitalized as of June 30, 2006 and December 31, 2005.
The Banks’ and Corporation’s actual capital amounts and ratios as of June 30, 2006 and December 31, 2005 are presented in the following table (dollars in thousands):

			For Capital		To be
	Actual		Adequacy Purposes		Well-Capitalized
		Ratio		Ratio		Ratio
	Amount	(Percent)	Amount	(Percent)	Amount	(Percent)
As of June 30, 2006:
Total risk-based capital (to risk weighted assets)
CSB	$15,097	10.19	$11,849	8.00	$14,811	10.00
HVSB	7,568	75.78	799	8.00	999	10.00
Consolidated	20,810	13.09	12,718	8.00	15,898	10.00
Tier I Capital (to risk weighted assets)
CSB	$13,609	9.19	$5,925	4.00	$8,887	6.00
HVSB	7,496	75.06	399	4.00	559	6.00
Consolidated	19,250	12.11	6,359	4.00	9,539	6.00
Tier I Capital (to average assets)
CSB	$13,609	7.28	$7,479	4.00	$9,348	5.00
HVSB	7,496	40.40	742	4.00	928	5.00
Consolidated	19,250	9.46	8,136	4.00	10,170	5.00
As of December 31, 2005:
Total risk-based capital (to risk-weighted assets)
CSB	$15,516	10.99	$11,291	8.00	$14,113	10.00
HVSB	7,803	144.97	431	8.00	538	10.00
Consolidated	21,780	14.82	11,759	8.00	14,699	10.00
Tier I Capital (to risk weighted assets)
CSB	$13,753	9.74	$5,645	4.00	$8,468	6.00
HVSB	7,771	144.37	215	4.00	323	6.00
Consolidated	19,850	13.50	5,879	4.00	8,819	6.00
Tier I Capital (to average assets)
CSB	$13,753	7.62	$7,221	4.00	$9,027	5.00
HVSB	7,771	62.43	498	4.00	622	5.00
Consolidated	19,850	12.58	6,311	4.00	7,888	5.00

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
At June 30, 2006 and December 31, 2005, the following financial instruments were outstanding whose contract amounts represent credit risk (dollars in thousands):

	June 30, 2006
	(Unaudited)	December 31, 2005
Commitments to grant loans	$11,585	$6,902
Unfunded commitments under lines of credit	22,887	18,649
Commercial and standby letters of credit	211	169
NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments, which is an amendment of SFAS No: 133 and 140. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The Statement also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Adoption of this statement is not expected to have a material effect on results of operations or financial condition of the Company.
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140 . SFAS No.156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS No.156 is effective as of an entity’s first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. Adoption of this statement is not expected to have a material effect on results of operations or financial condition of the Company.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

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
General
Clarkston Financial Corporation (the “Corporation”, “us” or “we”) is a Michigan corporation incorporated on May 18, 1998. The Corporation is the bank holding company for Clarkston State Bank (“CSB”) and Huron Valley State Bank (“HVSB”) (collectively the “Banks”). CSB commenced operations on January 4, 1999, and HVSB commenced operations on August 15, 2005. The Banks are chartered by the State of Michigan with depository accounts insured by the Federal Deposit Insurance Corporation. As such, our primary business is concentrated in a single industry segment - commercial banking. The Banks provide a full range of banking services to individuals, commercial businesses and industries located in their service areas. The Banks maintain diversified loan portfolios, including loans to individuals for home mortgages, automobiles and personal expenditures, and loans to business enterprises for current operations and expansion. The Banks also offer a variety of deposit products, including checking accounts, savings accounts, money market accounts, individual retirement accounts and certificates of deposit.

The principal markets for financial services provided are in the northern Oakland County communities in which the Banks are located and the areas immediately surrounding these communities. The Banks serve these markets through 7 locations in or near their communities. The Banks do not have any material foreign assets or income.
Our principal source of revenue is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 76.1% of total revenue year to date in 2006 compared to 77.0% year to date in 2005. The share of total revenue from interest and fees on loans decreased in the current year as a result of slower growth in the loan portfolio resulting in elevated federal funds sold. Revenue share of interest from investments (including Federal Funds sold), increased to 18.0%, from 14.3% year over year. Noninterest income in total declined from 8.7% to 5.9% in 2006 and 2005, respectively. The decrease in noninterest income’s share of revenue is due primarily to decreased deposit service charges and fees, and to a lesser extent decreased mortgage loan sales volume.
The formation of HVSB in 2005 was a significant event for Clarkston Financial Corporation. We own 55% of the outstanding shares of common stock of HVSB. The remaining 45% is owned by private investors. We expect to recognize operating losses from HVSB in the near term as the Bank grows out of the de novo stage.
Critical Accounting Policies
As of June 30, 2006, there have been no material changes in the disclosures regarding critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2005. The Company’s critical accounting policies are described in the financial section of its 2005 Annual Report. Management believes its critical accounting policies relate to the valuation of the allowance for loan losses, income taxes and stock-based compensation.
Comparison of Financial Condition at June 30, 2006 and December 31, 2005
     Our total assets increased by $15.6 million or 8.0% to $211.2 million at June 30, 2006, from $195.6 million at December 31, 2005. The addition of HVSB in the 3rd quarter of 2005 has contributed significantly to our asset growth, providing $20.0 million in total assets. We anticipate that our assets will continue to grow during 2006.
     Cash and cash equivalents, which include federal funds sold and short-term investments, increased $7.9 million or 97.5% to $16.0 million at June 30, 2006 from $8.1 million at December 31, 2005. This increase is due to loan growth lagging deposit growth at both banks and the maintenance of the excess funds being kept liquid in anticipation of redeployment into the loan portfolios.
     Securities decreased $1.0 million or 2.0% to $48.0 million at June 30, 2006 from $49.0 million at December 31, 2005. The decrease in securities was due primarily to principal paydowns on mortgage backed securities. The Corporation continues to have excellent liquidity and will monitor its level of securities to ensure proper liquidity is maintained. While there are a number of securities that have market values less than 95% of the book value, and could be construed as impaired relative to market value, management has the intent and ability to hold these specific securities until maturity and no loss is expected to be realized on these securities. As a result, the value of these securities have not been written down as of June 30, 2006.
     Total portfolio loans increased by $7.4 million or 5.6% to $140.6 million at June 30, 2006 from $133.2 million at December 31, 2005. This growth rate is slightly behind our business plan and a similar, rate is expected to continue throughout 2006. The difficult economic climate in Michigan, staffing issues and competitive pressures in the banks’ contiguous markets has created a challenging environment in which to make loans. Approximately $4.0 million of the growth was from Huron Valley State Bank.

Total loan growth continues to be driven by the commercial real estate portfolio which increased $13.8 million, or 22.0% over the balance at December 31, 2005. This large increase was partially offset by a $4.5 million, or 15.6% decrease in the construction portfolio and a $2.7 million, or 11.1% decrease in the commercial and industrial portfolio. The decrease in the commercial and industrial portfolio was caused primarily by charge-offs of approximately $400,000 and the paydown or payoff of a number of larger credits. The residential real estate portfolio contributed positively showing a 6.7%, or $1.0 million increase from December 31, 2005. There was a slight decrease in consumer loans from December 31, 2005. The banks continue to focus on real estate lending, evidenced by the fact that 83.2% of the loan portfolio is secured by some type of real estate. Management views that this is prudent at the current time given the uncertainty of the local economy, especially as it relates to small businesses.
The nonperforming loan balance shown below as of June 30, 2006 is made up of 9 relationships, a reduction of 7 relationships compared to the prior quarter. One of the previously non-performing credits ($50,000) was sold to a third party at a slight discount, 2 were paid off in full (totaling $505,000) and 3 were brought current by the borrowers (totaling $1.1 million). In addition, 8 credits totaling $1.1 million were charged off in the current quarter, 4 of which (totaling $1.0 million) had previously been reported as non-performing. Of the loans charged-off, management expects to realize significant recoveries at some point in the future on 2 of them. However, during the recent regulatory examination it was determined that these credits need to be charged-off due to being greater than 180 days past due without sufficient collateral coverage, pursuant to the Michigan bad debt statute. These loans made up approximately 60% of the charge-offs taken in the current quarter, and have significant guarantors for at least a portion of the debt. The Corporation has received a summary judgment against the guarantors in one of the two loans and the guarantors have inquired about settling the matter and dropping their appeal. The partial guarantor on the other credit has reaffirmed his position and has since made significant paydowns of the debt. An extensive loan review, performed by an independent consultant, of the commercial portfolio is currently in process. Management anticipates completion of this review during the 3rd quarter of the year. In addition, the credit policy has been completely rewritten to address shortfalls that may have contributed to previous credit problems. A reorganization of the lending area is also in process, whereby the credit function will be separated and centrally managed at the Holding Company level for both subsidiary institutions. The new structure will allow the Corporation to better manage it’s credit risk.
During the quarter, the Bank experienced a significant decrease (43.2%) in nonperforming loans. Only one new credit appeared in the nonperforming portfolio in the current quarter, and it is secured by residential real estate. Two credits migrated from greater than 90 past due and still accruing to nonaccrual, totaling $650,000. In accordance with our policy, loans that are well secured and in the process of collection are not put on non-accrual status. All loans greater than 90 days delinquent, regardless of accrual status, are included on management’s watch list and monitored monthly. Management is working through these credits and believes that any losses inherent in these credits are adequately reserved for in the allowance for loan loss.

The table below shows the composition and amount of our nonperforming assets.

	June 30,	December 31,
	2006	2005
	(unaudited)
(dollars in thousands)
Nonaccrual loans
Secured by real estate	$677	$1,066
Secured by other than real estate	239	—
Loans 90 days past due and still accruing
Secured by real estate	221	989
Secured by other than real estate	270	424

Total nonperforming loans	1,407	2,479

Foreclosed and repossessed assets	182	205

Total nonperforming assets	$1,589	$2,684

Nonperforming assets to total loans	1.13%	2.01%
Nonperforming assets to total assets	0.75%	1.37%
     The allowance for loan losses as of June 30, 2006 was $1.6 million representing approximately 1.12% of total loans outstanding, compared to $1.9 million, or 1.45% of loans outstanding as of December 31, 2005. The charge-off of loans which had previously been reserved for was the primary cause of the decrease in the allowance balance. Management believes that the high risk credits are appropriately reserved for and are all being monitored appropriately. At the same time, the economic climate in the Banks’ home state is not favorable and the possibility for additional losses caused by this economic weakness still exists. We believe that the allowance for loan losses is sufficient to cover losses inherent in the portfolio.
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
     Total premises and equipment increased $900,000, or 23.1% to $4.8 million at June 30, 2006 from $3.9 million at December 31, 2005. This increase is due to the purchase of the building from which the holding company operates from a company controlled by the Chairman. This purchase was made at the fair market value of the property. CSB operates a retail branch out of this building and it was determined to be cost efficient to purchase the building.
     The deferred tax asset increased $200,000, or 22.2% to $1.1 million at June 30, 2006, from $850,000 at December 31, 2005. This increase is primarily due to further increase in the unrealized loss on investment securities.
     Total deposit balances increased $16.2 million or 10.0% to $177.5 million at June 30, 2006 from $161.3 million at December 31, 2005. The largest increase in terms of percentage was seen in time deposits which increased 26.5%, or $17.7 million since December 31, 2005. This increase was offset by a $2.9 million, or 4.8% decrease in the money market portfolio. Demand and other savings accounts saw a solid 5.4% increase from $29.6 million at December 31, 2005 to $31.2 million at June 30, 2006. Approximately $2.0 million of the growth in money market balances and $3.0 million of the growth in demand deposit balances is known by management to be funds that will be very short-term in nature. Additionally, the Corporation utilized the wholesale funding market for the 1st time during the 2nd quarter, purchasing $5.0 million in brokered time deposits to payoff federal funds that were purchased during the quarter. The local market for deposits is extremely competitive, and we continue to focus on gathering lower cost savings and DDA accounts to fund our future growth and reduce our reliance on higher cost time deposits. When time deposit funding is needed, management feels that the total cost of wholesale funds is less than what would be required to raise a similar level of funds through retail outlets. Additionally, as noted above, we would prefer that the branch staff remain focused on gathering and servicing lower cost non-time deposits, rather than opening a large quantity of certificates. Overall, we feel that the transition to utilizing the wholesale market will contribute positively to the margin given sound execution of the other aspects of the funding plan. A renewed focus on our Waterford market along with growth in the Milford market by HVSB will also assist us in meeting our deposit gathering goals.
     CSB is a member of the Federal Home Loan Bank of Indianapolis, and utilizes advances from this institution to bolster liquidity. At June 30, 2006, we have $10.2 million in advances outstanding. No repayments or additional advances occurred during the quarter. The Corporation continues to view the FHLB as a source of liquidity and may borrow additional funds as market conditions dictate.
     We have no other off-balance sheet liabilities other than commitments to extend credit in the form of letters and lines of credit.
     As of June 30, 2006, we had retained earnings of $3.1 million compared to $3.6 million at December 31, 2005 which was the result of a net loss of $552,000. Accumulated other comprehensive income saw a decrease of $600,000, or 85.7%. This decrease was primarily the result of changes in interest rates causing a decrease in the market value of the Corporation’s security portfolio. We do not believe that the value of any of the securities in the portfolio are permanently impaired.
Comparison of Operating Results for the Three Months Ended June 30, 2006 and 2005
     Our net loss was $198,000, or $0.16 per diluted share for the second quarter of 2006 compared to net income of $116,000, or $0.11 per diluted share for the first quarter of 2005. The net loss was caused primarily by increased loan loss provisions and operating expenses related to HVSB being open and fully staffed, while last year it was operating with limited staff as a loan center. While still in the start-up phase, the losses since the opening of Huron Valley State Bank have been less than the initial projections.

     Net interest income increased 8.6% or $131,000 from $1.53 million in the first quarter of 2005 to $1.66 million for 2006. The primary contributor to the increase was elevated balances in earning assets, which increased by 15.0% to $191.9 million at June 30, 2006 from $166.9 million at June 30, 2005. This effectively added $364,000 to the margin. This growth in earning assets was funded mostly by interest bearing deposits, which increased by 16.5%, or $19.8 million. The majority of this growth was in time deposits which grew $16.4 million, or 29.6%. Growth in loans provided almost 50% of the increase in earning assets, with increases in securities (primarily at HVSB) and fed funds sold providing the remainder of the increase. Increasing rates reduced net interest income by $41,000, as the cost of interest bearing funds increased 82 basis points, while the yield on earning assets only increased by only 42 basis points. The $800,000 increase in average non-interest bearing deposits also helped the margin in the current quarter. Additionally, the interaction of changes in rates and portfolio mixes caused a $26,000 decrease in net interest income. The net interest margin decreased from 3.66% for the quarter ended June 30, 2005 to 3.46% for the same period in 2006. As mentioned above, management is developing a strategy to generate additional demand deposit account volume to reduce our reliance on higher cost time and other savings accounts.
The following schedule presents the average daily balances, interest income, interest expense and average rates earned and paid for the Corporation’s major categories of assets, liabilities, and shareholders’ equity for the periods indicated (dollars in thousands):

	3 Months ended June 30, 2006			3 Months ended June 30, 2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Short term investment	$6,287	$89	5.66%	$3,982	$37	3.72%
Securities:
Taxable	40,093	446	4.45%	29,847	303	4.06%
Tax-exempt	10,663	87	3.26%	11,116	74	2.66%
Loans	134,866	2,698	8.00%	121,968	2,285	7.49%

Total earning assets/total interest income	191,909	3,320	6.92%	166,912	2,699	6.47%
Cash and due from banks	3,909			3,684
Unrealized (loss) on AFS securities	(1,242)			(462)
Allowance for loan loss	(1,949)			(1,346)
All other assets	6,801			4,345

Total assets	199,429			173,133
Liabilities and Stockholders’ Equity
Interest bearing deposits:
MMDA, Savings/NOW accounts	68,042	538	3.16%	64,633	491	3.04%
Time	71,891	894	4.98%	55,458	506	3.65%
Fed Funds Purchased	2,611	33	4.99%	1,046	4	1.68%
FHLB Advances	10,200	112	4.39%	12,200	107	3.50%
Trust Preferred Securities	4,000	82	8.24%	4,000	62	6.18%
Other borrowings	18	1	22.86%	8	—	0.00%

Total interest bearing liabilities/interest expense	156,761	1,660	4.23%	137,344	1,170	3.41%
Noninterest bearing deposits	23,022			22,202
All other liabilities	4,658			1,281
Stockholders’ Equity:
Unrealized holding (loss)	(833)			(294)
Common Stock, Surplus, Retained Earnings	15,820			12,601

Total liabilities and stockholders’ equity	199,429			173,133
Interest spread		1,660	2.69%		1,529	3.06%
Net Interest Margin as a Percentage of Average
Earnings Assets – FTE	191,909	1,660	3.46%	166,912	1,529	3.66%

     Rate / Volume Analysis of Net Interest Income. The following schedule presents the dollar amount of changes in interest income and expense for major components of earning assets and interest-bearing liabilities, distinguishing between changes related to outstanding balances and changes due to interest rates.

	2006 Compared to 2005
	Change	Change	Change
	Due to	Due to	Due to	Total
	Rate	Volume	Mix	Change
	(Dollars in thousands)
Short term investment	$19	$21	$12	$52
Investment securities – taxable	29	104	10	143
Investment securities – tax exempt	17	(3)	(1)	13
Loans, net of unearned income	155	242	16	413

Total interest income	220	364	37	621

Interest bearing deposits	204	176	55	435
Federal funds borrowed	9	7	12	28
FHLB advances	27	(17)	(5)	5
Trust preferred securities	21	—	—	21
Other borrowings	—	—	1	1

Total interest expense	261	166	63	490

Net interest income	$(41)	$198	$(26)	$131

     Total provision for loan losses was $534,000 for the second quarter ended June 30, 2006, compared to $260,000 for the second quarter of 2005. The majority of the provision for loan loss in the current quarter is due to the aforementioned charge-offs mandated by the Banks’ regulators to conform to state banking law. In addition, the higher level of charge-offs relative to the Corporation’s history have adversely affected the Corporation’s historical loss ratios resulting in additional provision for loan losses.
     The level of the provision made in connection with the loans reflects the amount necessary to maintain the allowance for loan losses at an adequate level, based upon Clarkston State Bank’s current analysis of probable incurred losses in its loan portfolio, with respect to loans held at June 30, 2006. Bank management is continuing to evaluate the financial condition of the borrowers and the value of the collateral.
     Non-interest income decreased $87,000, or 34.4% for the first quarter of 2006 compared to the same period in 2005. The largest portion of the change in non-interest income was due to reduced fees on deposit accounts, which decreased $67,000, or 30.3% relative to the same quarter in the prior year. This decrease is due in part to the second quarter of 2005 being higher than normal due to a small number of customers. Management at the Bank subsidiaries has actively worked with the customers who were habitually overdrawing their accounts to either help them better manage their funds or help them to find another bank because management feels that the reduction in credit risk is worth the reduction in deposit (primarily NSF) fees. The Corporation’s large checking account portfolio continues to generate fees, though a review of these fees relative to our local market peers may result in the modification of our fee structure. It is, however, anticipated that any modification of the fee structure will result in increased fee income.
     Non-interest expense was $1.7 million for the first quarter of 2006, a $300,000 or 21.4% increase over the first quarter of 2005 when non-interest expense was $1.4 million. The fact that HVSB is now operating as a fully staffed bank is the primary cause of the increase in operating expenses, with the exception of professional fees, which increased $46,000, or 62.2% over the second quarter of 2005, mostly due to expenses related to collecting on troubled credits. Salary and benefit costs increased $56,000, or 7.2%. Occupancy expense has increased $79,000, or 39.3% as a result of HVSB and additional real estate taxes related to CSB’s newest branch. The increases seen in advertising, supplies and outside processing can be attributed to the addition of HVSB. As Huron Valley State Bank and the mortgage operation gain critical mass, we anticipate our efficiency ratio to improve to the levels more common throughout our history. The ratio for the quarter ended June 30, 2006 increased to 91.0% from 78.3% at June 30, 2005.
Comparison of Operating Results for the Six Months Ended June 30, 2006 and 2005
     Our net loss was $552,000, or $0.44 per diluted share for the six months ended June 30, 2006 compared to net income of $295,000, or $0.27 per diluted share for the same period in 2005. The net loss was caused primarily by increased loan loss provisions and operating expenses related to HVSB being open and fully staffed, while last year it was operating with limited staff as a loan center.
     Net interest income increased 6.7% or $200,000 from $3.0 million in six months ended June 30, 2005 to $3.2 million for 2006. The primary contributor to the increase was elevated balances in earning assets, which increased by 14.9% to $194.3 million at June 30, 2006 from $169.1 million at June 30, 2005. This effectively added $674,000 to the margin. This increase in earning assets was funded primarily with interest bearing deposits which increased $20.6 million, or 16.9%, effectively reducing the margin by $351,000. The majority of this increase was in time deposits, which grew $18.5 million, or 33.1%. Growth in loans provided almost 50% of the increase in earning assets, with increases in securities (primarily at HVSB) and fed funds sold providing the remainder of the increase. Increasing rates reduced net interest income by $115,000, as the cost of interest bearing funds increased 77 basis points, while the yield on earning assets only increased by only 37 basis points. Additionally, the interaction of changes in rates and portfolio mixes caused a $17,000 decrease in net interest income. The net interest margin decreased from 3.56% for the six months ended June 30, 2005 to 3.30% for the same period in 2006. As mentioned above, management is developing a strategy to generate additional demand deposit account volume to reduce our reliance on higher cost time and other savings accounts.

The following schedule presents the average daily balances, interest income, interest expense and average rates earned and paid for the Corporation’s major categories of assets, liabilities, and shareholders’ equity for the periods indicated (dollars in thousands):

	6 Months ended June 30, 2006			6 Months ended June 30, 2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Short term investment	$6,398	$156	4.88%	$3,982	$54	2.61%
Securities:
Taxable	40,471	883	4.36%	29,847	591	3.93%
Tax-exempt	10,657	174	3.27%	11,116	168	3.20%
Loans	136,783	5,123	7.49%	121,968	4,386	7.05%

Total earning assets/total interest income	194,309	6,336	6.52%	166,912	5,199	6.15%
Cash and due from banks	3,785			3,819
Unrealized (loss) on AFS securities	(1,376)			(492)
Allowance for loan loss	(1,975)			(1,363)
All other assets	7,043			4,874

Total assets	201,786			175,932
Liabilities and Stockholders’ Equity
Interest bearing deposits:
MMDA, Savings/NOW accounts	67,805	1,064	3.14%	65,711	900	2,74%
Time	74,437	1,618	4.35%	55,882	971	3.48%
Fed Funds Purchased	2,539	64	5.04%	881	12	2.72%
FHLB Advances	10,200	223	4.37%	12,200	189	3.10%
Trust Preferred Securities	4,000	157	7.85%	4,000	117	5.85%
Other borrowings	15	1	13.33%	—	—	0.00%

Total interest bearing liabilities/interest expense	158,996	3,127	3.93%	138,674	2,189	3.16%
Noninterest bearing deposits	23,282			23,331
All other liabilities	4,682			1,607
Stockholders’ Equity:
Unrealized holding (loss)	(934)			(318)
Common Stock, Surplus, Retained Earnings	15,760			12,638

Total liabilities and stockholders’ equity	201,786			175,932
Interest spread		3,209	2.59%		3,010	2.99%
Net Interest Margin as a Percentage of Average
Earnings Assets – FTE	194,309	3,209	3.30%	169,094	3,010	3.56%

     Rate / Volume Analysis of Net Interest Income. The following schedule presents the dollar amount of changes in interest income and expense for major components of earning assets and interest-bearing liabilities, distinguishing between changes related to outstanding balances and changes due to interest rates.

	2006 Compared to 2005
	Change	Change	Change
	Due to	Due to	Due to	Total
	Rate	Volume	Mix	Change
	(Dollars in thousands)
Short term investment	$47	$30	$25	$102
Investment securities – taxable	64	205	23	292
Investment securities – tax exempt	3	3	—	6
Loans, net of unearned income	274	436	27	737

Total interest income	388	674	75	1,137

Interest bearing deposits	375	351	85	811
Federal funds borrowed	10	23	19	52
FHLB advances	78	(31)	(13)	34

Trust preferred securities	40	—	—	40
Other borrowings	—	—	1	1

Total interest expense	503	343	92	938

Net interest income	$(115)	$331	$(17)	$199

     Total provision for loan losses was $1.4 million for the six months ended June 30, 2006, compared to $400,000 for the same period in 2005. The majority of the provision for loan loss is due to the aforementioned charge-offs mandated by the Banks’ regulators to conform to state banking law and two large charge-offs taken in the first quarter. In addition, the higher level of charge-offs relative to the Corporation’s history have adversely affected the Corporation’s historical loss ratios resulting in additional provision for loan losses.
     The level of the provision made in connection with the loans reflects the amount necessary to maintain the allowance for loan losses at an adequate level, based upon Clarkston State Bank’s current analysis of probable incurred losses in its loan portfolio, with respect to loans held at June 30, 2006. Bank management is continuing to evaluate the financial condition of the borrowers and the value of the collateral.
     Non-interest income decreased $104,000, or 20.9% for the six months ended June 30, 2006 compared to the same period in 2005. The largest portion of the change in non-interest income was due to reduced fees on deposit accounts, which decreased $58,000, or 14.1% relative to the same quarter in the prior year. This decrease is due in part to the second quarter of 2005 being higher than normal due to a small number of customers. Management at the Bank subsidiaries has actively worked with the customers who were habitually overdrawing their accounts to either help them better manage their funds or help them to find another bank. Management feels that the reduction in credit risk is worth the reduction in deposit (primarily NSF) fees. The Corporation’s large checking account portfolio continues to generate fees, though a review of these fees relative to our local market peers may result in the modification of our fee structure. It is, however, anticipated that any modification of the fee structure will result in increased fee income. Reduced gains on sales of mortgage loans also contributed to the decrease in non-interest income, falling 54.7%, to $34,000 for the six months ended June 30, 2006 compared to $75,000 for the same period in 2005. Local real estate market conditions are very poor contributing to very low purchase business, and long-term rates are still above those seen in the preceding few years reducing chances for refinance business. Management hopes that as local market conditions stabilize and the steady climb in rates ends that this volume will pick up providing more opportunities for fee income.
     Non-interest expense was $3.2 million for the six months ended June 30, 2006, a $500,000 or 18.5% increase over the six months ended June 30, 2005 when non-interest expense was $2.7 million. The fact that HVSB is now operating as a fully staffed bank is the primary cause of the increase in operating expenses, with the exception of professional fees, which increased $86,000, or 51.2% over the 2005, mostly due to expenses related to collecting on troubled credits. Salary and benefit costs increased $100,000, or 6.7%. Occupancy expense has increased $150,000, or 39.1% as a result of HVSB and additional real estate taxes related to CSB’s newest branch. The increases seen in advertising, supplies and outside processing can be attributed to the addition of HVSB. As Huron Valley State Bank and the mortgage operation gain critical mass, we anticipate our efficiency ratio to improve to the levels more common throughout our history. The ratio for six months ended June 30, 2006 increased to 88.7% from 78.3% at June 30, 2005.
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

Capital Resources at June 30, 2006 (in thousands)

	Tier 1
	Leverage	Tier 1	Total Risk-Based
	Ratio	Capital Ratio	Capital Ratio
Minimum regulatory requirement for Capital adequacy	4.00%	4.00%	8.00%
Well capitalized regulatory level	5.00%	6.00%	10.00%
CSB	7.28%	9.19%	10.19%
HVSB	40.40%	75.06%	75.78%
Consolidated	9.46%	12.11%	13.09%
     The following table shows the dollar amounts by which the Corporation’s capital (on a consolidated basis) exceeds current regulatory requirements on a dollar-enumerated basis:

			Total
	Tier 1	Tier 1	Risk-Based
	Leverage	Capital	Capital
	(in thousands of dollars)
Capital balances at June 30, 2006
Required regulatory capital	$8,136	$6,359	$12,718
Capital in excess of regulatory minimums	11,114	12,891	8,092

Actual capital balances	$19,250	$19,250	$20,810

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
     As indicated by the consolidated statement of cash flows for the six months ended June 30, 2006, operating activities generated $2.0 million. Normal operations were the primary generator of cash in the current year, notwithstanding the large provision for loan loss. In addition, deposit generation and security sales provided $16.2 million and $3.2 million in cash to our operation. The primary uses of funds in the current year were loan originations of $9.1 million, purchases of securities of $3.2 million and the purchase of our corporate office location of $1.0 million.

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
Item 1A. Risk Factors
          As of June 30, 2006, there have been no material changes in the discussion pertaining to risk factors as disclosed in the Company’s Form 10-K for the year ended December 31, 2005.
Item 2. Changes in Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Securities Holders
The annual meeting was held on May 2, 2006. At the meeting, two directors were elected, each for a three year term. The votes were as follows:

		Vote
Director Nominee:	Term Expires	For:	Withheld:
Bruce McIntyre	2009	1,100,407	39,592
Mark Murvay	2009	1,100,407	39,592
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

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARKSTON FINANCIAL CORPORATION
/s/ Edwin L. Adler
Edwin L. Adler
Chairman of the Board and Chief Executive Officer

/s/ James W. Distelrath
James W. Distelrath
Chief Financial Officer

DATE: August 10, 2006

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