Form 10QSB
period 2006-09-30
CLARKSTON FINANCIAL CORP
filed 2006-11-14
CIK 1068366

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number:    333-63685

CLARKSTON FINANCIAL CORPORATION
(Exact name of small business issuer as specified in its charter)

MICHIGAN (State or other jurisdiction of incorporation or organization)	38-3412321 (I.R.S. Employer Identification No.)

    6600 Highland Road, Waterford, MI 48327
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (248) 922-6940

______________________________

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X    No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No    X

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,245,722 shares of the Company’s Common Stock (no par value) were outstanding as of November 13, 2006.

Transitional Small Business Disclosure Format (check one):  Yes       No     X

INDEX
Part I Part II Signatures

Financial Information (unaudited):

Item 1.
Condensed Consolidated Financial Statements
Notes to Condensed Consolidated Financial Statements

Item 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Item 3.
Controls & Procedures

Other Information

Item 1.
Legal Proceedings

Item 2.
Changes in Securities and Use of Proceeds

Item 3.
Defaults Upon Senior Securities

Item 4.
Submission of Matters to a Vote of Securities Holders

Item 5.
Other Information

Item 6.
	Exhibits and Reports on Form 8-K	Page Numbers 3 7 14 24 25 25 25 25 25 25 26

Part I    Financial Information (unaudited)

CLARKSTON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2006 (unaudited) and December 31, 2005
(dollars in thousands)

	September 30, 2006	December 31, 2005

	(unaudited)
ASSETS

Cash and cash equivalents
Total cash and due from banks	$4,100	$3,305
Federal funds sold	9,013	4,785

Total cash and cash equivalents	13,113	8,090

Securities available for sale, at fair value	47,324	48,982

Loans held for sale	577	314

Loans
Total loans	152,194	133,230
Less: Allowance for loan losses	(2,055)	(1,930)

Net loans	150,139	131,300

Banking premises and equipment	4,764	3,911
Deferred tax asset	877	851
Interest receivable and other assets	2,081	2,128

Total assets	$218,875	$195,576

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Noninterest-bearing	22,164	23,633
Interest-bearing	159,746	137,699

Total deposits	181,910	161,332

Advances from Federal Home Loan Bank of Indianapolis	10,200	10,200
Junior subordinated debentures held by
unconsolidated subsidiary trust	4,000	4,000
Federal funds purchased	3,500	--
Interest payable and other liabilities	1,456	1,493

Total liabilities	201,066	177,025

Minority interest in consolidated subsidiary	3,236	3,420

Shareholders' equity
Common stock, no par value: 10,000,000 shares authorized;
1,245,722 shares issued and outstanding as of September 30, 2006
and December 31, 2005	6,163	6,163
Capital surplus	6,163	6,163
Restricted stock - unearned compensation	(49)	(85)
Retained earnings	3,163	3,610
Accumulated other comprehensive loss	(867)	(720)

Total shareholders' equity	14,573	15,131

Total liabilities and shareholders' equity	$218,875	$195,576

See accompanying notes to consolidated financial statements

CLARKSTON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
Three and Nine Month Periods Ended September 30, 2006 and September 30, 2005
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended Sept. 30, 2006	Three Months Ended Sept. 30, 2005	Nine Months Ended Sept. 30, 2006	Nine Months Ended Sept. 30, 2005

Interest Income
Loans, including fees	$2,907	$2,370	$8,030	$6,756
Securities
Taxable	435	308	1,318	899
Tax-exempt	86	74	260	242
Federal funds sold	122	78	278	132

Total interest income	3,550	2,830	9,886	8,029

Interest Expense
Deposits	1,571	1,159	4,253	3,030
Borrowings	215	143	660	461

Total interest expense	1,786	1,302	4,913	3,491

Net Interest Income	1,764	1,528	4,973	4,538

Provision for loan losses	269	908	1,635	1,263

Net interest income
After provision for loan losses	1,495	620	3,338	3,275

Noninterest income
Gain on sale of securities	--	--	3	1
Gain on sale of loans	17	34	51	109
Service charges and other fees	163	175	517	587
Other income	(9)	1	(7)	10

Total noninterest income	171	210	564	707

Noninterest expense
Salaries and benefits	808	692	2,438	2,219
Occupancy expense	259	209	793	593
Computer and data processing expenses	103	101	322	266
Advertising and public relations	57	87	198	189
Professional fees	141	129	395	297
Supplies	22	27	81	73
Other expense	151	304	509	659

Total noninterest expense	1,541	1,549	4,736	4,296

Income/(loss) before federal income tax expense	125	(719)	(834)	(314)
and minority interest

Federal income tax expense/(benefit)	86	(242)	(194)	(132)

Income/(loss) before minority interest	39	(477)	(640)	(182)

Minority interest in net loss of consolidated subsidiary	(66)	(56)	(193)	(56)

Net income/(loss)	$105	$(421)	$(447)	$(126)

Basic earnings/(loss) per share	$0.08	$(0.36)	$(0.36)	$(0.12)

Diluted earnings/(loss) per share	$0.08	$(0.35)	$(0.36)	$(0.11)

See accompanying notes to consolidated financial statements.

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Nine Month Period ended September 30, 2006
(dollars in thousands)
(unaudited)

	Common Stock	Capital Surplus	Unearned Comp.	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

Balance, December 31, 2005	$6,163	$6,163	$(85)	$3,610	$(720)	$15,131

Recognition of compensation
for restricted stock award			36			36

Comprehensive income:

Net loss for the nine months
ended September 30, 2006				(447)		(447)

Change in unrealized loss on
securities available for sale
net of tax of ($76)					(147)	(147)

Net comprehensive loss				(447)	(147)	(594)

Balance, September 30, 2006	$6,163	$6,163	$(49)	$3,163	$(867)	$14,573

CLARKSTON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Month Periods ended September 30, 2006 and September 30, 2005
(dollars in thousands)
(unaudited)

	Nine Months Ended Sept. 30, 2006	Nine Months Ended Sept. 30, 2005

Net Cash Provided by Operating Activities:
Net cash provided by operating activities	$1,417	$828

Cash Flows from Investing Activities:
Net increase in loans	(20,474)	(20,000)
Purchase of available-for-sale securities	(3,214)	(10,700)
Proceeds from sales of available-for-sale securities	4,531	11,548
Property and equipment expenditures	(1,131)	(680)

Net cash provided by investing activities	(20,288)	(19,832)

Cash Flows from Financing Activities:
Increase in deposits	20,578	1,249
Increase in federal funds purchased	3,500	--
Repayments of advances from Federal Home Loan Bank	--	(5,000)
Proceeds from sale of stock	--	3,360
Resources used/(provided) by minority interest	(184)	3,507

Net cash provided by financing activities	23,894	3,116

Net increase in cash and cash equivalents	5,023	(4,664)
Cash and cash equivalents at beginning of period	8,090	15,356

Cash and cash equivalents at end of period	$13,113	$10,692

Supplemental Cash Flow Information - Cash paid for:
Interest	4,393	1,310
Taxes	--	44

Significant Noncash Activities:
Transfers from loans to repossessed assets	--	268

See accompanying notes to consolidated financial statements.

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America with the instructions to Form 10-QSB. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim financial statements should be read in conjunction with the financial statements of Clarkston Financial Corporation (the “Company”) and the notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.

All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations, and cash flows, have been made. The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

Certain amounts in prior period’s financial statements have been reclassified to conform to the current period’s presentation.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The Corporation is a Michigan Corporation and the holding company for Clarkston State Bank (CSB) and Huron Valley State Bank (HVSB). The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary Clarkston State Bank and its majority owned subsidiary Huron Valley State Bank. All significant intercompany transactions are eliminated in consolidation.

The Company also owns all of the common stock of Clarkston Capital Trust I. This is a grantor trust that issued trust preferred securities and is not consolidated with the Company per FASB Interpretation No. 46.

NOTE 3 – STOCK BASED COMPENSATION

The Company has two stock-based compensation plans. Under the employees’ Stock Compensation Plan (“Employee Plan”), the Company may grant options or issue restricted stock to key employees for up to 27,500 shares of common stock, of which 15,153 shares of common stock are available for grant. Under the 1998 Founding Directors Stock Option Plan (“Director Plan”), the Company may grant options for up to 82,500 shares of common stock, of which 10,580 shares of common stock are available for grant. Under both plans, there is a minimum vesting period of between one to three years before the options may be exercised, and all options expire 10 years after the date of their grant. Certain options (contingent options) under both plans vest on an accelerated basis upon the achievement of various future financial and operational goals. All such options vest 9.5 years after the date of grant regardless of achievement of future goals. Under both plans, the exercise price of each option equals the market price of the Company’s common stock on the date of grant.

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

NOTE 3 – STOCK BASED COMPENSATION (CONTINUED)

The Company recognizes compensation expense related to restricted stock awards over the period the services are performed. No options were granted during 2006. The Company determined that implementation of SFAS No. 123(R) did not have a material impact on the financial results of the Company. The Company has provided below pro forma disclosures of net income and earnings per share for the three and nine months ended September 30, 2005, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended Sept. 30,	Nine Months Ended Sept. 30,

	2005	2005

As reported net income available to
common stockholders	$(421)	$(126)

Less stock-based compensation expense determined under
fair value method - net of tax	4	12

Pro forma net income	$(425)	$(138)

As reported earnings per share	$(0.36)	$(0.12)
Pro forma earnings per share	(0.36)	(0.13)
As reported earnings per diluted share	(0.35)	(0.11)
Pro forma earnings per diluted share	(0.35)	(0.12)

Compensation expense in the pro forma disclosures is not indicative of future amounts, as options vest over several years and additional grants may be made each year.

The following table summarizes stock option transactions for both plans and the related average exercise prices for the three month periods ended September 30:

	2006		2005

	Number of shares	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price

Options outstanding - Beginning of Year	49,536	$9.09	49,536	$9.09

Options granted - Employee Plan	--	--	--	--
Options exercised	--	--	--	--
Options expired	--	--	--	--

Options Outstanding - End of Period	49,536	$9.09	49,536	$9.09

NOTE 3 – STOCK BASED COMPENSATION (CONTINUED)

The following table shows summary information about fixed stock options outstanding at September 30, 2006:

	Stock Options Outstanding and Exercisable

	Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

Contingent	$9.09	24,060	2.4 years	$9.09	$112,120
Non-contingent	$9.09	25,476	2.4 years	$9.09	$118,718

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

Earnings per share have been computed based on the following: (in dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Net income/(loss)available to common
stockholders	$105	$(685)	$(447)	$(390)

Average number of common shares
outstanding	1,246	1,178	1,246	1,091
Effect of dilutive options	16	24	18	27

Average number of common shares
outstanding used to calculate diluted
earnings/(loss) per common share	1,262	1,202	1,264	1,118

Number of antidilutive stock options excluded
from diluted earnings per share computation	--	--	--	--

NOTE 5 — SECURITIES

The Bank does not have any securities in its portfolio that are classified as held to maturity. All securities are classified as available for sale and the amortized cost and fair values of those securities are as follows (dollars in thousands):

Available for Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

September 30, 2006 (unaudited)
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$8,345	$4	$86	$8,263
Mortgage-backed securities	26,538	--	769	25,769
Collateralized mortgage obligations	3,095	--	107	2,988
Obligations of state and political subdivisions	10,608	3	307	10,304

	$48,586	$7	$1,269	$47,324

December 31, 2005
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$7,842	$--	$61	$7,781
Mortgage-backed securities	28,044	3	663	27,384
Collateralized mortgage obligations	3,508	--	110	3,398
Obligations of state and political subdivisions	10,677	--	258	10,419

	$50,071	$3	$1,092	$48,982

NOTE 6 — LOANS

Loans are as follows (dollars in thousands):

	September 30, 2006 (unaudited)	December 31, 2005

Commercial	$22,410	$24,316

Real estate:
Commercial	84,036	62,776
Residential	17,048	14,976
Construction	26,506	28,764

Total real estate	127,592	106,516

Consumer	2,194	2,398

Total	$152,194	$133,230

NOTE 6 – LOANS (CONTINUED)

Activity in the allowance for loan losses is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Balance - Beginning of period	$1,560	$1,506	$1,930	$1,280
Provision charged to operations	269	908	1,635	1,263
Charge-offs	(17)	(535)	(1,783)	(665)
Recoveries	243	--	273	1

Balance - End of period	$2,055	$1,879	$2,055	$1,879

Allowance for loan losses to total
loans	1.37%	1.44%	1.37%	1.44%

NOTE 7 — DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	Sept. 30, 2006 (Unaudited)	December 31, 2005

Non-interest bearing demand deposit accounts	$22,164	$23,633
Interest-bearing demand deposit accounts	6,104	5,981
Savings accounts	4,401	4,730
Money market accounts	54,228	60,179
Certificates of deposit	95,013	66,809

Total deposits	$181,910	$161,332

NOTE 8 – FHLB ADVANCES

The Company has various term advances from the Federal Home Loan Bank of Indianapolis (“FHLB”) with fixed and variable interest rates ranging from 3.75% to 4.86% at September 30, 2006 and December 31, 2005. The weighted average interest rate at September 30, 2006 and December 31, 2005 is 4.35%. Maturity dates range from November 2006 to October 2010. The weighted average remaining maturity at September 30, 2006 is 782 days, or August 20, 2008. Advances from the FHLB are collateralized by qualifying investment securities with estimated market values of $11,021,000 and $12,210,000 at September 30, 2006 and December 31, 2005. The advances are due in full at maturity and the fixed rate advances are subject to a prepayment penalty if repaid prior to maturity.

NOTE 9 – MINIMUM REGULATORY CAPITAL REQUIREMENTS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for Banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide five classifications, well capitalized, adequately capitalized, undercapitalized and critical undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Banks and the Company were well-capitalized as of September 30, 2006 and December 31, 2005.

The Banks’ and Company’s actual capital amounts and ratios as of September 30, 2006 and December 31, 2005 are presented in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes			To be Well-Capitalized

	Amount	Ratio (Percent)	Amount	Ratio (Percent)		Amount	Ratio (Percent)

As of September 30, 2006:
Total risk-based capital
(to risk weighted assets)
CSB	$15,861	10.12	$12,538	8.00		$15,673	10.00
HVSB	7,462	52.35	1,140	8.00		1,425	10.00
Consolidated	20,873	12.03	13,884	8.00		17,355	10.00
Tier I Capital
(to risk weighted assets)
CSB	$13,917	8.88	$6,269	4.00		$9,400	6.00
HVSB	7,351	51.57	570	4.00		855	6.00
Consolidated	18,818	10.84	6,942	4.00		10,413	6.00
Tier I Capital
(to average assets)
CSB	$13,917	7.32	$7,603	4.00		$9,504	5.00
HVSB	7,351	30.81	954	4.00		1,193	5.00
Consolidated	18,818	8.75	8,602	4.00		10,752	5.00
As of December 31, 2005:
Total risk-based capital
(to risk-weighted assets)
CSB	$15,516	10.99	$11,291	8.00		$14,113	10.00
HVSB	7,803	144.97	431	8.00		538	10.00
Consolidated	21,780	14.82	11,759	8.00		14,699	10.00
Tier I Capital
(to risk weighted assets)
CSB	$13,753	9.74	$5,645	4.00	$	$8,468	6.00
HVSB	7,771	144.37	215	4.00		323	6.00
Consolidated	19,850	13.50	5,879	4.00		8,819	6.00
Tier I Capital
(to average assets)
CSB	$13,753	7.62	$7,221	4.00	$	$9,027	5.00
HVSB	7,771	62.43	498	4.00		622	5.00
Consolidated	19,850	12.58	6,311	4.00		7,888	5.00

NOTE 10 — STANDBY AND COMMERCIAL LETTERS OF CREDIT AND FINANCIAL GUARANTEES

The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commercial and standby letters of credit, and unfunded commitments under lines of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

At September 30, 2006 and December 31, 2005, the following financial instruments were outstanding whose contract amounts represent credit risk (dollars in thousands):

	September 30, 2006 (Unaudited)	December 31, 2005

Commitments to grant loans	$10,442	$6,902
Unfunded commitments under lines of credit	25,554	18,649
Commercial and standby letters of credit	178	169

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

        In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 is not expected to have a material effect on the Company's financial statements.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses changes in the financial condition and results of operations of the Company for the periods presented and should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto, appearing in Part I, Item 1 of this document.

Forward Looking Statements

        This report includes “forward-looking statements” as that term is used in the securities laws. All statements regarding the Company’s expected financial position, business and strategies are forward-looking statements. In addition, the words “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” and similar expressions, as they relate to the Company and its management, are intended to identify forward-looking statements. The presentation and discussion of the provision and allowance for loan and lease losses, determining the fair value of securities and other financial instruments, the valuation of mortgage servicing rights and statements concerning future profitability or future growth or increases, are examples of inherently forward looking statements in that they involve judgments and statements of belief as to the outcome of future events. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the Company’s operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in its filings with the Securities and Exchange Commission.

General

Clarkston Financial Corporation (the “Company”, “us” or “we”) is a Michigan corporation incorporated on May 18, 1998. The Company is the bank holding company for Clarkston State Bank (“CSB”) and Huron Valley State Bank (“HVSB”) (collectively the “Banks”). CSB commenced operations on January 4, 1999, and HVSB commenced operations on August 15, 2005. The Banks are chartered by the State of Michigan with depository accounts insured by the Federal Deposit Insurance Corporation. As such, our primary business is concentrated in a single industry segment — commercial banking. The Banks provide a full range of banking services to individuals, commercial businesses and industries located in their service areas. The Banks maintain diversified loan portfolios, including loans to individuals for home mortgages, automobiles and personal expenditures, and loans to business enterprises for current operations and expansion. The Banks also offer a variety of deposit products, including checking accounts, savings accounts, money market accounts, individual retirement accounts and certificates of deposit.

The principal markets for financial services provided are in the northern Oakland County communities in which the Banks are located and the areas immediately surrounding these communities. The Banks serve these markets through 7 locations in or near their communities. The Banks do not have any material foreign assets or income.

Our principal source of revenue is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 76.8% of total revenue year to date in 2006 compared to 77.3% year to date in 2005. The share of total revenue from interest and fees on loans decreased in the current year as a result of slower growth in the loan portfolio resulting in elevated federal funds sold and investment securities. Revenue share of interest from investments (including Federal Funds sold), increased to 17.8%, from 14.6% year over year. Noninterest income in total declined from 8.1% to 5.4% in 2006 and 2005, respectively. The decrease in noninterest income’s share of revenue is due primarily to decreased deposit service charges and fees, and to a lesser extent decreased mortgage loan sales volume.

The formation of HVSB in 2005 was a significant event for Clarkston Financial Corporation. We own 55% of the outstanding shares of common stock of HVSB. The remaining 45% is owned by private investors. We expect to recognize operating losses from HVSB in the near term as the Bank grows out of the de novo stage.

Critical Accounting Policies

As of September 30, 2006, there have been no material changes in the disclosures regarding critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2005. The Company’s critical accounting policies are described in the financial section of its 2005 Annual Report. Management believes its critical accounting policies relate to the valuation of the allowance for loan losses, income taxes and stock-based compensation.

Comparison of Financial Condition at September 30, 2006 and December 31, 2005

        Our total assets increased by $23.3 million or 11.9% to $218.9 million at September 30, 2006, from $195.6 million at December 31, 2005. The addition of HVSB in the 3rd quarter of 2005 has contributed significantly to our asset growth, providing $27.7 million in total assets. We anticipate that our assets will continue to grow during 2006.

        Cash and cash equivalents, which include federal funds sold and short-term investments, increased $5.0 million or 61.7% to $13.1 million at September 30, 2006 from $8.1 million at December 31, 2005. This increase is due to loan growth lagging deposit growth at both banks and the maintenance of the excess funds being kept liquid in anticipation of redeployment into the loan portfolios.

        Securities decreased $1.7 million or 3.5% to $47.3 million at September 30, 2006 from $49.0 million at December 31, 2005. The decrease in securities was due primarily to principal paydowns on mortgage backed securities. The Company continues to have excellent liquidity and will monitor its level of securities to ensure proper liquidity is maintained. While there are a number of securities that have market values less than 95% of the book value, and could be construed as impaired relative to market value, management has the intent and ability to hold these specific securities until maturity and no loss is expected to be realized on these securities. As a result, the value of these securities have not been written down as of September 30, 2006.

        Total portfolio loans increased by $19.0 million or 14.3% to $152.2 million at September 30, 2006 from $133.2 million at December 31, 2005. Approximately $7.6 million of the growth was from Huron Valley State Bank, with the remainder of the growth coming from Clarkston State Bank. This growth rate is slightly behind our consolidated business plan and a similar rate is expected to continue throughout 2006. The difficult economic climate in Michigan, staffing issues and competitive pressures in the banks’ contiguous markets has created a challenging environment in which to make loans. Total loan growth continues to be driven by the commercial real estate portfolio which increased $21.2 million, or 33.8% over the balance at December 31, 2005. This large increase was partially offset by a $2.3 million, or 8.0% decrease in the construction portfolio and a $1.9 million, or 7.8% decrease in the commercial and industrial portfolio. The decrease in the commercial and industrial portfolio was caused primarily by charge-offs of approximately $400,000 and the paydown or payoff of a number of larger credits. The residential real estate portfolio contributed positively showing a 13.3%, or $2.0 million increase from December 31, 2005. This increase was primarily in home equity loans, as the majority of the 1st mortgages written by the Banks are sold in the secondary market. The Banks’ loan policies are conservative in relation to home equity loans, generally not permitting combined loan to values of greater than 90%. There was a slight decrease in consumer loans from December 31, 2005. The banks continue to focus on real estate lending, evidenced by the fact that 83.8% of the loan portfolio is secured by some type of real estate. Management views that this is prudent at the current time given the uncertainty of the local economy, especially as it relates to small businesses.

The nonperforming loan balance shown below as of September 30, 2006 is made up of 12 relationships, an increase from the 9 relationships in the prior quarter. Charge-offs totaled only $17,000 for the quarter, a reduction of $1.1 million or 98.5% over the prior quarter. Additionally, a large recovery was made from a loan that had been charged off in the prior quarter in the amount of $236,000. In addition, interest and fees were collected in excess of the principal balance. Additional recoveries were also received, in accordance with the guarantor’s previous representations, on another credit charged off in the prior quarter due to the statutory debt regulations in Michigan. During the third quarter an independent consultant completed a loan review of all commercial relationships greater than $250,000. The results were favorable, with a small number of downgrades, but no significant deficiencies noted. In conjunction with the third party review, senior management reviewed all other credits in the portfolio with balances greater than $50,000. This review noted no major deficiencies or troublesome lending patterns. In addition, the credit policy has been completely rewritten to address shortfalls that may have contributed to previous credit problems. A reorganization of the lending area is also in process, whereby the credit function will be separated and centrally managed at the Holding Company level for both subsidiary institutions. We believe the new structure will allow the Company to better manage its credit risk.

During the quarter, the Bank experienced a significant increase (70.2%) in nonperforming loans. Two new relationships appeared in the nonperforming portfolio in the current quarter, both of which were secured by real estate. Two credits migrated from greater than 90 past due and still accruing to nonaccrual, totaling $220,000. In accordance with our policy, loans that are well secured and in the process of collection are not put on non-accrual status. All loans greater than 90 days delinquent, regardless of accrual status, are included on management’s watch list and monitored monthly. Management is working through these credits and believes that any losses inherent in these credits are adequately reserved for in the allowance for loan loss.

The table below shows the composition and amount of our nonperforming assets.

	September 30, 2006	December 31, 2005

	(unaudited)
(dollars in thousands)

Nonaccrual loans
Secured by real estate	$1,431	$1,066
Secured by other than real estate	246	--
Loans 90 days past due and still accruing
Secured by real estate	448	989
Secured by other than real estate	270	424

Total nonperforming loans	2,394	2,479

Foreclosed and repossessed assets	16	205

Total nonperforming assets	$2,410	$2,684

Nonperforming assets to total loans	1.58%	2.01%
Nonperforming assets to total assets	1.10%	1.37%

        The allowance for loan losses as of September 30, 2006 was $2.1 million representing approximately 1.35% of total portfolio loans outstanding, compared to $1.9 million, or 1.45% of loans outstanding as of December 31, 2005. Management believes that the high risk credits are appropriately reserved for and are all being monitored appropriately. This contention is supported by the results of the portfolio review discussed above. At the same time, the economic climate in the Banks’ home state is not favorable and the possibility for additional losses caused by this economic weakness still exists. We believe that the allowance for loan losses is sufficient to cover losses inherent in the portfolio.

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

        Total premises and equipment increased $900,000, or 23.1% to $4.8 million at September 30, 2006 from $3.9 million at December 31, 2005. This increase is due to the purchase of the building from which the holding company operates from a company controlled by the Chairman. This purchase was made at the fair market value of the property. CSB operates a retail branch out of this building and it was determined to be cost efficient to purchase the building.

        Total deposit balances increased $20.6 million or 12.8% to $181.9 million at September 30, 2006 from $161.3 million at December 31, 2005. The largest increase in terms of percentage was seen in time deposits which increased 42.2%, or $28.2 million since December 31, 2005. This increase was offset by a $6.0 million, or 10.0% decrease in the money market portfolio. Demand and other savings accounts saw a slight 4.7% decrease from $34.3 million at December 31, 2005 to $32.7 million at September 30, 2006. The local market for deposits is extremely competitive, and we continue to focus on gathering lower cost savings and DDA accounts to fund our future growth and reduce our reliance on higher cost time deposits. While the deposit mix is trending unfavorably, the cost of funds is rising at a slower rate than the yield on earning assets, improving the net interest margin. Reevaluation of pricing structures of certain deposit accounts is the primary cause of this. Additionally, HVSB is utilizing aggressive time deposit promotions to build their customer base and generate community awareness, which has decreased the profitability of the time deposit portfolio. Management is hopeful that these aggressive time deposit campaigns will produce more profitable lasting relationships, including but not limited to demand deposit accounts. These campaigns are generally short-term in nature and are typically rolled into the current offering rate at the time of maturity depending on the net cash position of the institution.

        CSB is a member of the Federal Home Loan Bank of Indianapolis, and utilizes advances from this institution to bolster liquidity. At September 30, 2006, we have $10.2 million in advances outstanding. No repayments or additional advances occurred during the quarter. The Company continues to view the FHLB as a source of liquidity and may borrow additional funds as market conditions dictate.

        We have no other off-balance sheet liabilities other than commitments to extend credit in the form of letters and lines of credit.

        As of September 30, 2006, we had retained earnings of $3.2 million compared to $3.6 million at December 31, 2005 which was the result of a net loss of $447,000. Accumulated other comprehensive income saw a decrease of $147,000, or 20.4%. This decrease was primarily the result of changes in interest rates causing a decrease in the market value of the Company’s security portfolio. We do not believe that the value of any of the securities in the portfolio are permanently impaired.

Comparison of Operating Results for the Three Months Ended September 30, 2006 and 2005

        Our net income was $105,000, or $0.08 per diluted share for the third quarter of 2006 compared to a net loss of $421,000, or $0.35 per diluted share for the third quarter of 2005. The increased profitability was primarily due to reduced provision for loan loss and the related tax effect and increased net interest income.

        Net interest income increased 15.5% or $236,000 from $1.53 million in the third quarter of 2005 to $1.76 million for 2006. Both elevated balances in average earning assets and favorable interest rates contributed to the increased net interest income, but were somewhat offset by an unfavorable change in the interaction of changes in rates and portfolio mixes, which caused a $77,000 decrease in net interest income. Balances in average earning assets increased by 7.8% to $196.0 million at September 30, 2006 from $181.9 million at September 30, 2005. This growth in earning assets was funded mostly by interest bearing deposits, the average balance of which increased by 8.4%, or $11.1 million. These increases effectively added $47,000 to the margin. Growth in loans provided 50% of the increase in earning assets, with increases in securities (primarily at HVSB) and fed funds sold providing the remainder of the increase. Virtually all of this growth in interest bearing deposits was in time deposits which grew $18.6 million, or 32.0%. This growth in time deposits was offset by a $7.4 million decrease in non-time interest bearing deposits. Increasing rates added $283,000 to net interest income, with the cost of interest bearing funds increasing 84 basis points, while the yield on earning assets increased by 103 basis points. The net interest margin increased from 3.36% for the quarter ended September 30, 2005 to 3.60% for the same period in 2006. During the current quarter management of Clarkston State Bank lowered the rate paid on money market accounts to get it more in line with the market. This decrease, during a time of rising rates elsewhere, was the biggest individual cause of the increased margin. The pricing on various other deposit products and the mix of assets carried by the Bank are being evaluated by management.

The following schedule presents the average daily balances, interest income, interest expense and average rates earned and paid for the Company’s major categories of assets, liabilities, and shareholders’ equity for the periods indicated (dollars in thousands):

	3 Months ended Sept. 30, 2006			3 Months ended Sept. 30, 2005

	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost

Assets:
Short term investment	$6,864	$122	7.11%	$8,979	$78	3.47%
Securities:
Taxable	40,284	435	4.32%	31,560	308	3.90%
Tax-exempt	10,651	86	3.23%	9,725	74	3.04%
Loans	138,178	2,907	8.42%	131,610	2,370	7.20%

Total earning assets/total
interest income	195,977	3,550	7.25%	181,874	2,830	6.22%
Cash and due from banks	3,818			3,004
Unrealized (loss) on AFS securities	(1,428)			(630)
Allowance for loan loss	(1,911)			(1,644)
All other assets	7,091			4,330

Total assets	203,546			186,933
Liabilities and Stockholders' Equity
Interest bearing deposits:
MMDA, Savings/NOW accounts	67,413	517	3.07%	74,814	615	3.29%
Time	76,719	1,054	5.50%	58,137	544	3.74%
Fed Funds Purchased	2,340	17	2.91%	--	--	0.00%
FHLB Advances	10,200	111	4.35%	7,200	77	4.28%
Trust Preferred Securities	4,000	87	8.70%	4,000	66	6.60%
Other borrowings	13	--	0.00%	--	--	0.00%

Total interest bearing
liabilities/interest expense	160,685	1,786	4.45%	144,151	1,302	3.61%
Noninterest bearing deposits	23,372			23,441
All other liabilities	4,753			4,001
Stockholders' Equity:
Unrealized holding (loss)	(974)			(416)
Common Stock, Surplus, Retained Earnings	15,771			15,756

Total liabilities and stockholders' equity	203,546			186,933
Interest spread		1,764	3.51%		1,528	2.61%
Net Interest Margin as a
Percentage of Average
Earnings Assets - FTE	195,977	1,764	3.60%	181,874	1,528	3.36%

        Rate / Volume Analysis of Net Interest Income. The following schedule presents the dollar amount of changes in interest income and expense for major components of earning assets and interest-bearing liabilities, distinguishing between changes related to outstanding balances and changes due to interest rates.

	For the 3 months ended 2006 Compared to 2005

	Change Due to Rate	Change Due to Volume	Change Due to Mix	Total Change

	(Dollars in thousands)

Short term investment	$82	$(18)	$(20)	$44
Investment securities - taxable	33	85	9	127
Investment securities - tax exempt	5	7	--	12
Loans, net of unearned income	399	118	20	537

Total interest income	519	192	9	720

Interest bearing deposits	214	113	85	412
Federal funds borrowed	--	17	--	17
FHLB advances	1	32	1	34
Trust preferred securities	21	--	--	21
Other borrowings	--	--	--	--

Total interest expense	236	162	86	484

Net interest income	$283	$30	$(77)	$236

        Total provision for loan losses was $269,000 for the third quarter ended September 30, 2006, compared to $908,000 for the third quarter of 2005. The higher level of charge-offs in the preceeding few quarters relative to the Company’s history have adversely affected the Company’s historical loss ratios resulting in additional provision for loan losses. The provision for the quarter ended September 30, 2005 was inflated due to large charge-offs and a large specific reserve. Management believes that the provision for the current quarter is more indicative of the amounts which will be required in the foreseeable future.

        The level of the provision made in connection with the loans reflects the amount necessary to maintain the allowance for loan losses at an adequate level, based upon Clarkston State Bank’s current analysis of probable incurred losses in its loan portfolio, with respect to loans held at September 30, 2006. Bank management is continuing to evaluate the financial condition of the borrowers and the value of the collateral.

        Non-interest income decreased $39,000, or 18.6% for the third quarter of 2006 compared to the same period in 2005. This decrease is somewhat evenly split between service charges on deposit accounts, gains/losses on sales of mortgage loans and other non-interest income. The reduction in service charges is primarily due to reduction in the amount of NSF income. The decrease is due primarily to the prior period being higher than normal. Management at the Bank subsidiaries has actively worked with the customers who were habitually overdrawing their accounts to either help them better manage their funds or help them to find another bank because management feels that the reduction in credit risk is worth the reduction in deposit (primarily NSF) fees. The Company’s large checking account portfolio continues to generate fees, though a review of these fees relative to our local market peers may result in the modification of our fee structure. It is, however, anticipated that any modification of the fee structure will result in increased fee income. The decrease in other income is due to a loss of $19,000 incurred on the sale of a piece of other real estate, partially offset by rental income from the leases on space in the holding company’s building.

        Non-interest expense was $1.5 million for the third quarter of 2006, unchanged from the second quarter of 2005. The fact that HVSB is now operating as a fully staffed bank is the primary cause of the increase in operating expenses. Salary and benefit costs increased $116,000, or 16.8%. Occupancy expense has increased $50,000, or 23.9% mostly as a result of HVSB and additional real estate taxes related to CSB’s newest branch. The decreases seen in advertising and supplies can be attributed to the opening of HVSB inflating the September 30, 2005 amounts. As Huron Valley State Bank and the mortgage operation gain critical mass, we anticipate our efficiency ratio to improve to the levels more common throughout our history. The ratio for the quarter ended September 30, 2006 improved to 79.6% from 89.1% at September 30, 2005.

Comparison of Operating Results for the Nine Months Ended September 30, 2006 and 2005

        Our net loss was $447,000, or $0.36 per diluted share for the nine months ended September 30, 2006 compared to a net loss of $126,000, or $0.11 per diluted share for the same period in 2005. The net loss was caused primarily by increased loan loss provisions, reduced non-interest income and operating expenses related to HVSB being open and fully staffed, while last year it was operating with limited staff as a loan center.

        Net interest income increased 9.5% or $430,000 from $4.54 million in nine months ended September 30, 2005 to $4.97 million for 2006. The primary contributor to the increase was elevated balances in average earning assets, which increased by 13.3% to $197.6 million at September 30, 2006 from $174.5 million at September 30, 2005. This effectively added $634,000 to the margin. This increase in earning assets was funded primarily with interest bearing deposits which increased $19.9 million, or 15.8%, effectively reducing the margin by $359,000. The majority of this increase was in time deposits, which grew $22.0 million, or 38.6%. Growth in loans provided approximately 50% of the increase in earning assets, with increases in securities (primarily at HVSB) and fed funds sold providing the remainder of the increase. Increasing rates increased net interest income by $77,000, as the cost of interest bearing funds increased 74 basis points, while the yield on earning assets only increased by 53 basis points. Additionally, the interaction of changes in rates and portfolio mixes caused an $88,000 increase in net interest income. The net interest margin decreased from 3.47% for the nine months ended September 30, 2005 to 3.35% for the same period in 2006. The decrease in margin is primarily due to the first two quarters of the year. As can be seen abaove, the margin increased in the current quarter over the same period last year. As discussed above, the misalignment of the money market rate in the first two quarters relative to the market is the primary cause of the depressed margin in those quarters.

The following schedule presents the average daily balances, interest income, interest expense and average rates earned and paid for the Company’s major categories of assets, liabilities, and shareholders’ equity for the periods indicated (dollars in thousands):

	9 Months ended Sept. 30, 2006			9 Months ended Sept. 30, 2005

	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost

Assets:
Short term investment	$7,330	$278	5.06%	$6,690	$132	2.63%
Securities:
Taxable	40,096	1,318	4.38%	30,045	899	3.99%
Tax-exempt	10,645	260	3.26%	9,962	242	3.24%
Loans	139,573	8,030	7.67%	127,789	6,756	7.05%

Total earning assets/total
interest income	197,644	9,886	6.67%	174,486	8,029	6.14%
Cash and due from banks	3,850			3,399
Unrealized (loss) on AFS securities	(1,480)			(545)
Allowance for loan loss	(1,847)			(1,475)
All other assets	7,139			3,902

Total assets	205,306			179,767
Liabilities and Stockholders' Equity
Interest bearing deposits:
MMDA, Savings/NOW accounts	67,021	1,581	3.15%	69,112	1,515	2.92%
Time	79,001	2,672	4.51%	56,983	1,515	3.54%
Fed Funds Purchased	2,141	81	5.04%	944	13	1.84%
FHLB Advances	10,200	334	4.37%	10,533	264	3.34%
Trust Preferred Securities	4,000	244	8.13%	4,000	184	6.13%
Other borrowings	10	1	0.00%	--	--	0.00%

Total interest bearing
liabilities/interest expense	162,373	4,913	4.03%	141,572	3,491	3.29%
Noninterest bearing deposits	23,461			22,502
All other liabilities	4,824			2,364
Stockholders' Equity:
Unrealized holding (loss)	(1,013)			(360)
Common Stock, Surplus, Retained Earnings	15,661			13,689

Total liabilities and stockholders' equity	205,306			179,767
Interest spread		4,913	2.63%		4,538	2.85%
Net Interest Margin as a
Percentage of Average
Earnings Assets - FTE	197,644	4,973	3.35%	174,486	4,538	3.47%

        Rate / Volume Analysis of Net Interest Income. The following schedule presents the dollar amount of changes in interest income and expense for major components of earning assets and interest-bearing liabilities, distinguishing between changes related to outstanding balances and changes due to interest rates.

	For the 9 months ended
	2006 Compared to 2005

	Change Due to Rate	Change Due to Volume	Change Due to Mix	Total Change

	(Dollars in thousands)

Short term investment	$81	$8	$57	$146
Investment securities - taxable	59	200	160	419
Investment securities - tax exempt	1	11	6	18
Loans, net of unearned income	397	415	462	1,274

Total interest income	538	634	685	1,857

Interest bearing deposits	352	359	512	1,223
Federal funds borrowed	15	11	42	68
FHLB advances	54	(6)	22	34 70
Trust preferred securities	40	--	20	60
Other borrowings	--	--	1	1

Total interest expense	461	364	597	1,422

Net interest income	$77	$270	$88	$435

        Total provision for loan losses was $1.6 million for the nine months ended September 30, 2006, compared to $1.3 million for the same period in 2005. The higher level of charge-offs over the past two years relative to the Company’s history have adversely affected the Company’s historical loss ratios resulting in additional provision for loan losses. Additionally, the increased non-performing loan portfolio has required additional. The non-performing loan portfolio is discussed in more detail in the comparison of financial condition section of this report.

        The level of the provision made in connection with the loans reflects the amount necessary to maintain the allowance for loan losses at an adequate level, based upon Clarkston State Bank’s current analysis of probable incurred losses in its loan portfolio, with respect to loans held at September 30, 2006. Bank management is continuing to evaluate the financial condition of the borrowers and the value of the collateral.

        Non-interest income decreased $143,000, or 20.2% for the nine months ended September 30, 2006 compared to the same period in 2005. The largest portion of the change in non-interest income was due to reduced fees on deposit accounts, which decreased $70,000, or 11.9% relative to the same quarter in the prior year. This decrease is due in part to the third quarter of 2005 being higher than normal due to a small number of customers. Management at the Bank subsidiaries has actively worked with the customers who were habitually overdrawing their accounts to either help them better manage their funds or help them to find another bank. Management feels that the reduction in credit risk is worth the reduction in deposit (primarily NSF) fees. The effect of this was from the 4th quarter of 2005 through the current quarter. The Company’s large checking account portfolio continues to generate fees, though a review of these fees relative to our local market peers may result in the modification of our fee structure. It is, however, anticipated that any modification of the fee structure will result in increased fee income. Reduced gains on sales of mortgage loans also contributed to the decrease in non-interest income, falling 53.2%, to $51,000 for the nine months ended September 30, 2006 compared to $109,000 for the same period in 2005. Local real estate market conditions are very poor contributing to very low purchase business, and long-term rates are still above those seen in the preceding few years reducing chances for refinance business. An experienced mortgage banking team has been assembled and management hopes that as local market conditions stabilize that this volume will pick up providing more opportunities for fee income.

        Non-interest expense was $4.7 million for the nine months ended September 30, 2006, a $400,000 or 9.3% increase over the nine months ended September 30, 2005 when non-interest expense was $4.3 million. The fact that HVSB is now operating as a fully staffed bank is the primary cause of the increase in operating expenses, with the exception of professional fees, which increased $98,000, or 33.0% over 2005, mostly due to expenses related to collecting on troubled credits. Salary and benefit costs increased $200,000, or 9.1%. Occupancy expense has increased $200,000, or 33.7% as a result of HVSB and additional real estate taxes related to CSB’s newest branch. The increases seen in advertising, supplies and outside processing can be attributed to the addition of HVSB. As Huron Valley State Bank and the mortgage operation gain critical mass, we anticipate our efficiency ratio to improve to the levels more common throughout our history. The ratio for the nine months ended September 30, 2006 increased to 85.5% from 81.9% at September 30, 2005.

Liquidity and Capital Resources

        The Company obtained its initial equity capital in an initial public offering of its common stock in November 1998. We have successfully grown through our first five years of operation. In December 2003, we completed an offering of $4.0 million of cumulative preferred securities (“Trust Preferred Securities”) to further support the Company’s growth.

        In July 2005, the Company completed a rights offering which allowed each holder of the Company’s common stock as of the June 6, 2005 record date to purchase 1 additional share of common stock for every 4 shares held, while also offering an opportunity to purchase a limited number of shares above their basic subscription right (the over-subscription privilege). A total of 165,776 shares were purchased in the rights offering (63.2% of the 262,192 shares offered). Of the 165,776 shares purchased, 127,183 shares were basic subscriptions and 38,593 shares were over-subscriptions. The Company received approximately $2,856,000 in net proceeds in connection with the rights offering, which was used to purchase a majority interest in Huron Valley State Bank.

        Also in July 2005, 28,000 shares were sold to one investor through the community offering provisions of the rights offering. These shares were sold at $18.00, netting the Company $504,000.

        Management believes that its current capital will provide us with adequate capital to support our expected level of deposit and loan growth and to otherwise meet our capital requirements for the next year.

Capital Resources at September 30, 2006 (in thousands)

	Tier 1 Leverage Ratio	Tier 1 Capital Ratio	Total Risk-Based Capital Ratio

Minimum regulatory requirement for
Capital adequacy	4.00%	4.00%	8.00%
Well capitalized regulatory level	5.00%	6.00%	10.00%
CSB	7.32%	8.88%	10.12%
HVSB	30.81%	51.57%	52.35%
Consolidated	8.75%	10.84%	12.03%

The following table shows the dollar amounts by which the Company's capital (on a consolidated basis) exceeds current regulatory requirements on a dollar-enumerated basis:

	Tier 1 Leverage	Tier 1 Capital	Total Risk-Based Capital

	(in thousands of dollars)

Capital balances at September 30, 2006
Required regulatory capital	$8,602	$6,942	$13,884
Capital in excess of regulatory minimums	10,216	11,876	6,989

Actual capital balances	$18,818	$18,818	$20,873

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

As indicated by the consolidated statement of cash flows for the nine months ended September 30, 2006, operating activities generated $1.4 million. Normal operations were the primary generator of cash in the current year, notwithstanding the large provision for loan loss. In addition, deposit generation, federal funds purchased and security sales provided $20.6 million, $3.5 million and $4.5 million in cash to our operation, respectively. The primary uses of funds in the current year were loan fundings of $20.5 million, purchases of securities of $3.2 million and the purchase of our corporate office location of $1.0 million.

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

Item 1A.     Risk Factors

         As of September 30, 2006, there have been no material changes in the discussion pertaining to risk factors as disclosed in the Company’s Form 10-K for the year ended December 31, 2005.

Item 2.     Changes in Securities and Use of Proceeds.

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Securities Holders

None.

Item 5.     Other Information.

None.

Item 6.     Exhibits.

               Exhibits

31.1	Certificate of the Chief Executive Officer of Clarkston Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	31.2 Certificate of the Chief Financial Officer of Clarkston Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	32.1 Certificate of the Chief Executive Officer and Chief Financial Officer of Clarkston Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARKSTON FINANCIAL CORPORATION /s/ Edwin L. Adler —————————————— Edwin L. Adler Chairman of the Board and Chief Executive Officer

/s/ James W. Distelrath —————————————— James W. Distelrath Chief Financial Officer

DATE: November 13, 2006

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