Form 10KSB
period 2006-12-31
CLARKSTON FINANCIAL CORP
filed 2007-03-28
CIK 1068366

FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]      No [__]

Check here if there is no disclosure by delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form Form 10-KSB. [ X ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [__]      No [ X ]

The registrant’s revenues for 2006 were $14.3 million. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on a per share price of $13.00 as of March 15, 2007, was $16.4 million (common stock, no par value). As of March 15, 2007, there were outstanding 1,262,279 shares of the Company’s common stock (no par value).

Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2007, are incorporated by reference into Part II and Part III of this Report.

PART I

ITEM 1:      Business

The Company

        Clarkston Financial Corporation was incorporated on May 18, 1998 under Michigan law and is a bank holding company owning all of the outstanding common stock of Clarkston State Bank and 55.1% of the outstanding common stock of Huron Valley State Bank. As of December 31, 2006, we had total assets of $220.4 million, total deposits of $182.0 million, approximately 8,700 deposit accounts and shareholders’ equity of $14.8 million.

        Clarkston State Bank is organized as a Michigan chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”). Clarkston State Bank’s initial primary service area is Independence Township, which includes the City of Clarkston, and the adjacent township of Waterford, both of which are located in North Oakland County, Michigan. Clarkston State Bank provides a full range of commercial and consumer banking services for small to medium size businesses as well as individuals. Clarkston State Bank’s lending strategy is to focus on commercial, consumer and residential real estate lending. Clarkston State Bank offers a broad array of deposit products and may also provide customers with trust services through third-party service providers. As of December 31, 2006, Clarkston State Bank had total assets of $191.1 million, total deposits of $160.5 million, approximately 7,600 deposit accounts and shareholders’ equity of $13.3 million.

        Huron Valley State Bank is also organized as a Michigan chartered bank with depository accounts insured by the FDIC. Huron Valley State Bank’s initial primary service area is the Village of Milford, Milford Township, Commerce Township, White Lake Township, Highland Township and Hartland Township in Oakland County, Michigan. Huron Valley State Bank provides a full range of commercial and consumer banking services for small to medium size businesses as well as individuals. Huron Valley State Bank’s lending strategy is to focus on commercial, consumer and residential real estate lending. Huron Valley State Bank offers a broad array of deposit products and may also provide customers with trust services through third-party service providers. As of December 31, 2006, Huron Valley State Bank had total assets of $27.9 million, total deposits of $20.3 million, approximately 1,100 deposit accounts and shareholders’ equity of $7.2 million.

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

        Although we take a progressive and competitive approach to lending, we stresses high quality in our loans. Because of our local nature, we believe that quality control should be achievable while still providing prompt and personal service. In addition, a loan committee of the Board of Directors of Clarkston State Bank and Huron Valley State Bank also reviews larger loans for prior approval when the loan request exceeds the established limits for the senior officers.

        Commercial real estate lending involves more risk than residential lending, because loan balances are greater and repayment is dependent upon the borrower’s operation. We attempt to minimize risk associated with these transactions by generally limiting our exposure to owner operated properties of well-known customers or new customers with an established profitable history. In many cases, risk is further reduced by (i) limiting the amount of credit to any one borrower to an amount less than our legal lending limit; and (ii) avoiding certain types of commercial real estate financings.

        Residential Real Estate Mortgage Loans. We originate residential mortgage loans which are generally underwritten to secondary market standards and sold to investors. These loans are sold on a servicing released basis. Moreover, from time to time we may hold mortgage loans in our portfolio based on changing market and economic conditions. This policy is subject to review by management based on the aforementioned conditions. In addition to mortgage loans we also offer equity loans.

        Personal Loans and Credit. We make personal loans and lines of credit available to consumers for various purposes, such as the purchase of automobiles, boats and other recreational vehicles, home improvements and personal investments. We expect to retain substantially all of such loans.

        Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans and usually involve more credit risk than mortgage loans because of the type and nature of the collateral. While we do not use a formal credit scoring system, we underwrite our loans carefully, with a strong emphasis on the amount of the down payment, credit quality, employment stability and monthly income. These loans are expected generally to be repaid on a monthly repayment schedule with the source of repayment tied to the borrower’s periodic income. In addition, consumer lending collections are dependent on the borrower’s continuing financial stability, and are thus likely to be adversely affected by job loss, illness and personal bankruptcy. In many cases, repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation of the underlying collateral. We believe that the generally higher yields earned on consumer loans help compensate for the increased credit risk associated with such loans and that consumer loans are important to our efforts to serve the credit needs of the communities and customers that it serves.

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

        Other Services. We may establish relationships with correspondent banks and other independent financial institutions to provide other services requested by its customers, including loan participations where the requested loan amounts exceed our policies or legal lending limits. While management believes that our personalized service approach benefits from customer visits we have also recognized through customer surveys that online banking is a service for which more customers would prefer. As a result, we introduced online banking in 2004 at Clarkston State Bank. This will extend our product offerings and further complement our telephone banking service which began in April 2000 at Clarkston State Bank. Huron Valley State Bank also offers online banking and telephone banking services.

Competition

        There are many thrift institution, credit union and bank offices located within our primary market area of North Oakland County, Michigan. We face competition from these institutions as well as finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds and other providers of financial services. Most of our competitors have been in business a number of years, have established customer bases, are larger and have higher lending limits than we do. We compete for loans principally through our ability to communicate effectively with, and understand and meet the needs of, our customers. We believe that our personal service philosophy enhances our ability to compete favorably in attracting individuals and small businesses. We actively solicit retail customers and will compete for deposits by offering customers personal attention, professional service, ATM and online banking capability, and competitive interest rates.

Environmental Matters

        We do not believe that existing environmental regulations will have any material effect upon our capital expenditures, earnings, and competitive position.

Employees

        As of December 31, 2006, we had 48 full-time and 12 part-time employees. We have assembled a staff of experienced, dedicated professionals whose goal is to provide outstanding service. None of our employees are represented by collective bargaining agents.

Selected Statistical Data

        Selected Statistical Data for Clarkston Financial Corporation is presented for 2006, 2005 and 2004 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SUPERVISION AND REGULATION

        The following is a summary of certain statutes and regulations affecting Clarkston Financial Corporation, Clarkston State Bank and Huron Valley State Bank. This summary is qualified in its entirety by such statutes and regulations. A change in applicable laws or regulations may have a material effect on Clarkston Financial Corporation, Clarkston State Bank, Huron Valley State Bank, and the business of Clarkston Financial Corporation, Clarkston State Bank and Huron Valley State Bank.

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

        Dividends. Clarkston Financial Corporation is a corporation separate and distinct from Clarkston State Bank and Huron Valley State Bank. Other than amounts paid to the corporation for services rendered, most of our revenues will be received in the form of dividends, if any, paid by Clarkston State Bank and Huron Valley State Bank. Thus, our ability to pay dividends to our shareholders will indirectly be limited by statutory restrictions on our banks’ ability to pay dividends, see “Supervision and Regulation — the Banks — Dividends.” Further, the Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies. In the policy statement, the Federal Reserve Board expressed its view that a bank company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which can only be funded in ways that weakened the bank company’s financial health, such as by borrowing. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Similar enforcement powers over Clarkston State Bank and Huron Valley State Bank are possessed by the FDIC. The “prompt corrective action” provisions of federal law and regulation authorizes the Federal Reserve Board to restrict the payment of dividends by us for an insured bank which fails to meet specified capital levels.

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

        Deposit Insurance. As an FDIC-insured institution, we are required to pay deposit insurance premium assessments to the FDIC. The federal deposit insurance system was substantially revised in 2006 as a result of the enactment of The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), which was signed into law in February of 2006. Pursuant to the Reform Act, the FDIC has modified its risk-based assessment system for deposit insurance premiums. Under the new system, all insured depository institutions are placed into one of four categories and assessed insurance premiums based primarily on their level of capital and supervisory evaluations.

        The Reform Act requires the FDIC to establish assessment rates for insured depository institutions at levels that will maintain the Deposit Insurance Fund at a Designated Reserve Ratio (DRR) selected by the FDIC within a range of 1.15% to 1.50%. The Reform Act allows the FDIC to manage the pace at which the reserve ratio varies within this range. Effective January 1, 2007, the FDIC established the DRR at 1.25% and adopted new premium rates for 2007. Banks that have not been paying any deposit insurance premiums for the past 10 years will now be required to pay premiums of 5 to 7 basis points (calculated against the bank’s deposit base) in 2007. Under the new rate schedule, most well-capitalized banks will pay 5 to 7 basis points annually. That rate increases to 43 basis points for banks that pose significant supervisory concerns. Premiums will be assessed and collected quarterly by the FDIC.

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

Well capitalized Adequately capitalized Undercapitalized Significantly undercapitalized Critically undercapitalized	Total Risk-Based Capital Ratio 10% or above 8% or above Less than 8% Less than 6% --	Tier 1 Risk-Based Capital Ratio 6% or above 4% or above Less than 4% Less than 3% --	Leverage Ratio 5% or more 4% or above Less than 4% Less than 3% A ratio of tangible equity to total assets of 2% or less

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

        The risk of nonpayment of loans is inherent in all lending activities and nonpayment, if it occurs, may have a materialadverse affect on our earnings and overall financial condition as well as the value of our common stock. We make various assumptions and judgments about the collectibility of our loan portfolio and provide an allowance for potential losses based on a number of factors. If our assumptions are wrong, our allowance for loan and lease losses may not be sufficient to cover our losses, thereby having an adverse affect on our operating results, and may cause us to increase the allowance in the future. The actual amount of future provisions for loan losses cannot now be determined and may exceed the amounts of past provisions. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review our allowance for credit losses. These regulatory agencies may require us to increase our provision for credit losses or to recognize further loan or lease charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for credit losses could have a negative effect on our net income, financial condition and results of operations.

Our newest subsidiary, Huron Valley State Bank, has limited operating history and is expected to sustain operating losses.

Huron Valley State Bank has limited operating history. Accordingly, no assurance can be given that the financial and business forecasts of Huron Valley State Bank will be met. The prospects of this institution must be evaluated in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development. In order to be successful, Huron Valley State Bank needs to build a client base; develop and retain customer loyalty; respond to competitive developments; attract, retain and motivate qualified management and employees; and provide high-quality and personal service. There is no guarantee that Huron Valley State Bank will be able to accomplish these tasks.

Additionally, in order for Huron Valley State Bank to be profitable, we will need, among other things, to attract clients to deposit and borrow money. This will take time. Huron Valley State Bank reported operating losses for 2006. Although we believe we will become profitable, we cannot guarantee this. If Huron Valley State Bank does not reach profitability and recover its accumulated operating losses, we could sustain significant losses and/or be required to infuse additional capital.

Our business is subject to various lending risks depending on the nature of the borrower’s business, its cash flow and our collateral.

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

        We are and will continue to be dependent upon the services of our management team, including our Chief Executive Officer, President, Chief Financial Officer, the Presidents of our Banks, and our other senior managers and commercial lenders. Losing one or more key members of the management team could adversely affect our operations. We do not maintain key man life insurance on any of our officers or directors.

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

We continually encounter technological change, and we may have fewer resources than our competitors to continue to invest intechnological improvements.

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

        The market price for our common stock has fluctuated, ranging between $13.15 and $15.25 for 2006. The overall market and the price of our common stock may continue to fluctuate. There may be a significant impact on the market price for our common stock due to, among other things:

•	Variations in our anticipated or actual operating results or the results of our competitors;

•	Changes in investors' or analysts' perceptions of the risks and conditions of our business;

•	The size of the public float of our common stock;

•	Regulatory developments;

•	Market conditions; and

•	General economic conditions.

        Additionally, the average daily trading volume for our common stock as reported on the OTC Bulletin Board was 846 shares during 2006, with daily volume ranging from a low of 0 shares to a high of 56,200 shares. There can be no assurance that a more active or consistent trading market in our common stock will develop. As a result, relatively small trades could have a significant impact on the price of our common stock.

ITEM 2:       Description of Property.

        In June 2002, Clarkston State Bank purchased its building located at 15 South Main Street in downtown Clarkston, Michigan. This building consists of approximately 3,890 square feet. The building was formerly a branch of a large regional bank and has been a bank branch since 1911. The building has a night deposit box, safe deposit boxes, a complete security system, and an ATM machine. We believe that this space will be adequate for our present needs.

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

        On June 15, 2001, Clarkston State Bank opened its Waterford branch office on M-59 adjacent to the Oakland County International Airport. Clarkston Financial Corporation operations are housed in the same building as Clarkston State Bank’s Waterford branch. On March 9, 2006, we purchased the building. During 2006 space was leased in the same building for Clarkston Financial Corporation’s operations.

        Huron Valley State Bank leases space for it’s main office 525 N. Main Street, in Milford, Michigan, at a rental rate of $3,400 per month under a lease which runs until August 2009.

        On March 7, 2007, Huron Valley State Bank purchased 1.59 acres of vacant land with certain improvements for $1,541,943. This property is located on the Southwest corner of Milford Road and GM Road. Huron Valley State Bank will build a new full-service main office at this location.

        We believe our facilities are well-maintained and adequately insured.

ITEM 3:       Legal Proceedings.

        As the date hereof, there were no pending material legal proceedings.

ITEM 4:       Submission of Matters to a Vote of Security Holders.

        No matters were submitted during the fourth quarter of 2006 to a vote of our stockholders.

PART II

ITEM 5:	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

        Our common stock has traded in the over-the-counter market since the completion of our initial public offering in November 1998. High and low bid prices, as reported on the OTC Bulletin Board are as follows for the periods indicated:

	High	Low

2006
First Quarter	$15.25	$14.30
Second Quarter	$15.25	$13.50
Third Quarter	$14.00	$13.15
Fourth Quarter	$14.00	$13.65
2005
First Quarter	$21.00	$20.30
Second Quarter	$20.75	$17.40
Third Quarter	$18.50	$17.25
Fourth Quarter	$17.60	$15.25

        These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On March 15, 2007 there were approximately 306 owners of record and approximately 504 additional beneficial owners of our common stock.

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

        The information set forth in Appendix A, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our definitive Proxy Statement with respect to our April 26, 2007 Annual Shareholders Meeting is hereby incorporated by reference and is filed as Exhibit 13 to this Form 10-KSB Annual Report.

ITEM 7:	Financial Statements.

        The information set forth in Appendix A, under the caption “Consolidated Financial Statements,” of our definitive Proxy Statement with respect to our April 26, 2007 Annual Shareholders Meeting, is hereby incorporated by reference and is filed as Exhibit 13 to this Form 10-KSB Annual Report.

ITEM 8:	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        There have been no disagreements with our independent public accountants.

ITEM 8A:      Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. The company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report have concluded that as of the end of the period covered by this Annual Report, the company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the company would be made known to them by others within the company, particularly during the period in which this Form 10-KSB Annual Report was being prepared.

(b)	Changes in Internal Controls. There were no significant changes in the company’s internal controls over financial reporting during the fiscal quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 8B:      Other Information

      None.

PART III

ITEM 9:	Directors, Executive Officers, Promoters, Control Persons and “Corporate Governance”; Compliance with Section16(a) of the Exchange Act.

        The information set forth under the captions “Election of Directors”, “Information About Directors”, “Compensation of Directors” and “Corporate Governance” of our definitive Proxy Statement with respect to our April 26, 2007 Annual Shareholders Meeting and the information within those sections is hereby incorporated by reference. There are no family relationships between or among the directors and executive officers. There are no arrangements or understandings between or among the executive officers pursuant to which any of them was named an officer.

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

        Information relating to compensation of our executive officers and directors is contained under the captions “Compensation of Directors” and “Executive Compensation,” in our definitive Proxy Statement with respect to our April 26, 2007 Annual Shareholders Meeting and the information within those sections is incorporated herein by reference.

ITEM 11:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information relating to security ownership of certain beneficial owners and management is contained under the captions “Security Ownership of Management,” “Voting Securities and Principal Holders Thereof” and “Information About Directors” in our definitive Proxy Statement with respect to our April 26, 2007 Annual Shareholders Meeting and the information within those sections is incorporated herein by reference. The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2006.

	Equity Compensation Plan Information (1)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation
plans approved by
security holders	35,522	$9.09	23,323
Equity compensation
plans not approved
by security holders	0	NA	0

Total	35,522	$9.09	23,323

(1)	Does not include options to purchase Huron Valley State Bank common stock under the Huron Valley State Bank Stock Compensation Plan.
(2)	We had not granted warrants or rights applicable to this chart.

ITEM 12:      Certain Relationships, Related Transactions and Director Independence.

        Information relating to director independence and relating to certain relationships and related transactions is contained under the captions “Election of Directors” and “Transactions Involving Management” in our definitive Proxy Statement with respect to our April 26, 2007 Annual Shareholders Meeting and the information within that section is incorporated herein by reference.

ITEM 13:      Exhibits and Financial Statements.

Financial Statements.

1. The following documents are filed as part of Item 7 of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Operations for the year ended December 31, 2006, 2005 and
2004
Consolidated Statements of Changes in Stockholders’ Equity for the year ended
December 31, 2006, 2005 and 2004
Consolidated Statement of Cash Flows for the year ended December 31, 2006, 2005 and
2004
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

ITEM 14:      Principal Accountant Fees and Services.

        Information relating to principal accountant fees and services is contained under the caption “Principal Accounting Firm Fees” in our definitive Proxy Statement with respect to our April 26, 2007 Annual Shareholders Meeting and the information within that section is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 15, 2007.

CLARKSTON FINANCIAL CORPORATION

By: /s/ Edwin L. Adler
        ——————————————
        Edwin L. Adler
        Chief Executive Officer (Principal
        Executive Officer)

By: /s/ James W. Distelrath
        ——————————————
        James W. Distelrath
        Chief Financial Officer (Principal Financial
and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 15, 2007, by the following persons on behalf of the Registrant and in the capacities indicated. Each director of the Registrant whose signature appears below hereby appoints J. Grant Smith and James W. Distelrath, and each of them severally, as his attorney-in-fact, to sign in his or her name and on his or her behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-KSB.

                                Signature

/s/ Edwin L. Adler
——————————————
Edwin L. Adler, Chairman of the Board and a Director

/s/ J. Grant Smith
——————————————
J. Grant Smith, President, COO and Director

/s/ James W. Distelrath
——————————————
James W. Distelrath, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Louis D. Beer
——————————————
Louis D. Beer, Director

/s/ William J. Clark
——————————————
William J. Clark, Director

/s/ Thomas E. Kimble
——————————————
Thomas E. Kimble, Director

/s/ Mark Murvay
——————————————
Mark Murvay, Director

/s/ John H. Welker
——————————————
John H. Welker, Director	March 15, 2007 March 15, 2007 March 15, 2007 March 15, 2007 March 15, 2007 March 15, 2007 March 15, 2007 March 15, 2007

EXHIBIT INDEX

Sequentially
Numbered
Page

Exhibit Number and Description

3.1	Articles of Incorporation of Clarkston Financial Corporation, incorporated by reference to Exhibit 3.1 to the Clarkston Financial Corporation Registration Statement on Form SB-2 (Registration No. 333-63685).

3.2	Bylaws of Clarkston Financial Corporation, incorporated by reference to Exhibit 3.2 to the Clarkston Financial Corporation Registration Statement on Form SB-2 (Registration No. 333-63685).

4	Specimen stock certificate of Clarkston Financial Corporation, incorporated by reference to Exhibit 4 to the Clarkston Financial Corporation Registration Statement on Form SB-2 (Registration No. 333-63685).

10.1	Clarkston Financial Corporation Stock Compensation Plan, incorporated by reference to Exhibit 10.1 to the Clarkston Financial Corporation Registration Statement on Form SB-2 (Registration No. 333-63685).

10.2	Clarkston Financial Corporation 1998 Founding Directors Stock Option Plan, incorporated by reference to Exhibit 10.2 to the Clarkston Financial Corporation Registration Statement on Form SB-2 (Registration No. 333-63685).

10.3	Form of Management Continuity Agreement is incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2003. Clarkston Financial Corporation has entered into Management Continuity Agreements with Mr. J. Grant Smith, Ms. Dawn Horner and Mr. James W. Distelrath. The Agreements provide for a severance benefit equal to two year's salary and bonus in the case of Mr. Smith and Ms. Horner and one year's salary and bonus in the case of Mr. Distelrath.

10.4	Form of Restricted Stock Agreement under the Clarkston Financial Corporation Stock Compensation Plan, incorporated by reference to Exhibit 10.7 to the Clarkston Financial Corporation Annual Report on form 10-KSB for the year ended December 31, 2004.

10.5	Clarkston Financial Corporation Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.8 to the Clarkston Financial Corporation Annual Report on form 10-KSB for the year ended December 31, 2004.

10.6	Bank Servicing Agreement dated April 29, 2005, by and between Clarkston Financial Corporation and Huron Valley State Bank, incorporated by reference to Exhibit 10.9 to the Clarkston Financial Corporation Annual Report on Form 10-KSB for the year ended December 31, 2005.

10.7	Huron Valley State Bank Stock Compensation Plan, incorporated by reference to Exhibit 10.10 to the Clarkston Financial Corporation Annual Report on Form 10-KSB for the year ended December 31, 2005.

10.8	Form of Huron Valley State Bank Stock Option Agreement, incorporated by reference to Exhibit 10.11 to the Clarkston Financial Corporation Annual Report on Form 10-KSB for the year ended December 31, 2005.

13	Appendix A of the Proxy Statement to shareholders for the April 26, 2007, shareholders meeting. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed “filed” as part of this filing.

21	Subsidiaries of the Registrant.

23	Consent of Plante & Moran PLLC, independent registered public accounting firm.

24	Power of Attorney (included on the signature page on page 23 of the Annual Report on Form 10-KSB).

31.1	Certificate of the Chief Executive Officer of Clarkston Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Clarkston Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Clarkston Financial Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Clarkston Financial Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.