Form 10QSB
period 2007-03-31
CLARKSTON FINANCIAL CORP
filed 2007-05-15
CIK 1068366

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR
[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
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

_________________

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     X    No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act).     Yes        No    X

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,262,279 shares of the Corporation’s Common Stock (no par value) were outstanding as of May 15, 2007.

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

Item 5.
Other Information

Item 6.
	Exhibits and Reports on Form 8-K	Page Numbers 3 7 16 25 26 26 26 26 26 26 27

Part I    Financial Information (unaudited)

CLARKSTON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2007 (unaudited) and December 31, 2006
(000‘s omitted)

	March 31, 2007	December 31, 2006

	(unaudited)
ASSETS

Cash and cash equivalents
Total cash and due from banks	$5,645	$5,848
Federal funds sold	3,352	7,472

Total cash and cash equivalents	8,997	13,320

Securities available for sale, at fair value	41,455	43,864

Loans held for sale	969	120

Loans	154,887	157,715
Allowance for loan losses	(2,593)	(2,750)

Net loans	152,294	154,965

Banking premises and equipment	6,292	4,730
Interest receivable and other assets	3,756	3,379

Total assets	$213,763	$220,378

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Noninterest-bearing	20,928	23,922
Interest-bearing	154,198	158,119

Total deposits	175,126	182,041

Federal Home Loan Bank advances	15,200	15,200
Junior subordinated debentures	4,000	4,000
Interest payable and other liabilities	1,304	1,176

Total liabilities	195,630	202,417

Minority interest in consolidated subsidiary	3,127	3,195

Shareholders' equity
Common stock, no par value:
Authorized - 10,000,000 shares
Issued and outstanding - 1,262,279 shares at March 31, 2007 and
December 31, 2006, respectively	6,245	6,245
Paid-in capital	6,245	6,245
Restricted stock - unearned compensation	(30)	(38)
Retained earnings	3,031	2,898
Accumulated other comprehensive loss	(485)	(584)

Total shareholders' equity	15,006	14,766

Total liabilities and shareholders' equity	$213,763	$220,378

See accompanying notes to consolidated financial statements

CLARKSTON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
Three Month Periods Ended March 31, 2007 and March 31, 2006
(000‘s omitted, except per share data)
(unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Interest Income
Interest and fees on loans	$2,989	$2,409
Interest on investment securities:
Taxable securities	400	437
Tax-exempt securities	72	87
Interest on federal funds sold	89	67

Total interest income	3,550	3,000

Interest Expense
Deposits	1,628	1,250
Borrowings	277	217

Total interest expense	1,905	1,467

Net Interest Income	1,645	1,533

Provision for loan losses	17	832

Net interest income - After provision for loan losses	1,628	701

Other Operating Income (Loss)
Service fees on loan and deposit accounts	181	200
Gain/(loss) on sale of securities	(2)	3
Gain on sale of loans	62	38
Other income	7	2

Total other operating income	248	243

Other Operating Expenses
Salaries and employee benefits	967	791
Occupancy	212	254
Advertising	62	73
Outside processing	136	109
Professional fees	146	134
Supplies	22	27
Other	237	145

Total other operating expenses	1,782	1,533

Income/(loss) - before income taxes and minority interest	94	(589)

Income Tax Expense/(Benefit)	37	(167)

Income/(loss) - Before minority interest	57	(422)

Minority interest	(73)	(68)

Net income/(loss)	$130	$(354)

Income (Loss) per Share of Common Stock

Basic	$0.10	$(0.28)

Fully diluted	$0.10	$(0.28)

See accompanying notes to consolidated financial statements.

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Three Month Period ended March 31, 2007
(000‘s omitted)
(unaudited)

	Common Stock	Capital Surplus	Unearned Comp.	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

Balance, December 31, 2006	$6,245	$6,245	$(38)	$2,898	$(584)	$14,766

Recognition of compensation for
restricted stock award			8			8

Comprehensive income:

Net income				130		130

Change in unrealized loss on
securities available for sale
net of tax of $48					99	99

Net comprehensive loss				130	99	229

Balance, March 31, 2007	$6,245	$6,245	$(30)	$3,031	$(485)	$15,006

CLARKSTON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Three Month Periods ended March 31, 2007 and March 31, 2006
(000‘s omitted)
(unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Net Cash Provided by Operating Activities:

Net cash provided by/(used in) operating activities	$(401)	$5,151

Cash Flows from Investing Activities:
Net (increase)/decrease in loans	2,202	(6,733)
Purchase of securities available-for-sale	--	(3,214)
Proceeds from sale of securities available-for-sale	2,016	2,024
Proceeds from maturity of securities available-for-sale	500	--
Premises and equipment expenditures	(1,657)	(1,059)
Resources provided by minority interest	(68)	(60)

Net cash provided by/(used in) investing activities	2,993	(9,042)

Cash Flows from Financing Activities:
Net increase/(decrease) in deposits	(6,915)	2,464

Net cash provided by/(used in) financing activities	(6,915)	2,464

Net decrease in cash and cash equivalents	(4,323)	(1,427)

Cash and cash equivalents - beginning of period	13,320	8,090

Cash and cash equivalents - end of period	$8,997	$6,663

Supplemental Cash Flow Information - Cash paid for:
Interest	1,992	1,433
Taxes	20	--

Significant Noncash Activities:
Transfers from loans to repossessed assets	452	--

See accompanying notes to consolidated financial statements.

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America with the instructions to Form 10-QSB. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim financial statements should be read in conjunction with the financial statements of Clarkston Financial Corporation (the “Corporation”) and the notes thereto included in the Corporation’s annual report on Form 10-KSB for the year ended December 31, 2006.

All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations, and cash flows, have been made. The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

Certain amounts in prior period’s financial statements have been reclassified to conform to the current period’s presentation.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Clarkston Financial Corporation (the “Corporation”), its wholly owned subsidiary, Clarkston State Bank (“CSB”) and its majority owned subsidiary, Huron Valley State Bank (“HVSB”). The subsidiaries are collectively referred to as “the Banks”. All significant intercompany transactions are eliminated in consolidation.

The Corporation also owns all of the common stock of Clarkston Capital Trust I. This is a grantor trust that issued trust preferred securities and is not consolidated with the Corporation per FASB Interpretation No. 46.

NOTE 3 – STOCK BASED COMPENSATION

The Corporation has two stock-based compensation plans. Under the employees’ Stock Compensation Plan (“Employee Plan”), the Corporation may grant options or issue restricted stock to key employees for up to 27,500 shares of common stock, of which 15,403 shares of common stock are available for grant. Under the 1998 Founding Directors Stock Option Plan (“Director Plan”), the Corporation may grant options for up to 82,500 shares of common stock, of which 7,920 shares of common stock are available for grant. Under both plans, there is a minimum vesting period of between one to three years before the options may be exercised, and all options expire 10 years after the date of their grant. Certain options (contingent options) under both plans vest on an accelerated basis upon the achievement of various future financial and operational goals. All such options vest 9.5 years after the date of grant regardless of achievement of future goals. Under both plans, the exercise price of each option equals the market price of the Corporation’s common stock on the date of grant.

NOTE 3 – STOCK BASED COMPENSATION (CONTINUED)

The Corporation adopted the fair value recognition provisions of Statement of Financial Standards (SFAS) No. 123 (R), Share Based Payment effective January 1, 2006 using the modified-prospective transition method. SFAS No. 123(R), Share Based Payment, established a fair value method of accounting for stock options whereby compensation expense would be recognized based on the computed fair value of the options on the grant date. The Corporation recognizes compensation expense related to restricted stock awards over the period the services are performed. No options were granted during 2006. The Corporation determined that implementation of SFAS No. 123(R) did not have a material impact on the financial results of the Corporation.

The following table summarizes stock option transactions for both plans and the related average exercise prices for the three month periods ended March 31:

	2007			2006

	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Intrinsic Value

Options Outstanding - Beginning of period	35,522	$9.09		49,536	$9.09
Options granted - Employee plan	--	--		--	--
Options exercised	--	--		--	--
Options expired	--	--		--	--

Options Outstanding - End of period	35,522	$9.09	$131,787	49,536	$9.09	$258,082

The following table shows summary information about fixed stock options outstanding at March 31, 2007:

	Stock Options Outstanding and Exercisable

	Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

Contingent	$9.09	16,040	1.6 years	$9.09	$59,508
Non-contingent	$9.09	19,482	1.6 years	$9.09	$72,278

The aggregate intrinsic value of outstanding options shown in the table above represents the total pretax intrinsic value (i.e., the difference between the Corporation’s closing stock prices of $12.80 and $13.75 on March 31, 2007 and 2006, respectively and the exercise price on, times the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2007 and 2006. This amount changes based on the fair market value of the Corporation’s stock.

No options were exercised during the first quarter of 2007 or 2006.

NOTE 3 – STOCK BASED COMPENSATION (CONTINUED)

The following table summarizes the activity of restricted stock awards for the years ended March 31,:

	2007	2006

Available for Grant - Beginning of period	$15,403	$15,153
Granted	--	--
Forfeited	--	--

Available for Grant - End of period	$15,403	$15,153

The total compensation cost charged to income under these plans was $8,000 and $13,100 for 2007 and 2006, respectively. The total income tax benefit recognized in the income statement related to stock-based compensation was $2,700 and $4,500 for 2007 and 2006, respectively.

Restricted stock awarded is subject to restrictions on sale, transfer, or assignment for the duration of the employee’s life. Holders of restricted stock generally may forfeit ownership of all or a portion of their award if employment is terminated before the end of the vesting period. The units are not performance related and generally vest 33 percent annually on each anniversary date of the respective grant dates. Units are forfeited if the grantee terminates employment prior to vesting.

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

Earnings per share have been computed based on the following (000‘s omitted):

	Three Months Ended March 31,

	2007	2006

Net income/(loss) available to common
stockholders	$130	$(354)

Average number of common shares
outstanding	1,262	1,246
Effect of dilutive options	12	19

Average number of common shares
outstanding used to calculate diluted
earnings/(loss) per common share	1,274	1,265

Number of antidilutive stock options excluded
from diluted earnings per share computation	--	--

NOTE 5 — SECURITIES

The Bank does not have any securities in its portfolio that are classified as held to maturity. All securities are classified as available for sale and the amortized cost and fair values of those securities are as follows (000‘s omitted):

Available for Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

March 31, 2007 (unaudited)
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$5,893	$12	$27	$5,878
Mortgage-backed securities	24,524	13	478	24,059
Collateralized mortgage obligations	2,874	--	63	2,811
Obligations of state and political subdivisions	8,879	3	175	8,707

	$42,170	$28	$743	$41,455

December 31, 2006
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$7,353	$8	$40	$7,321
Mortgage-backed securities	25,496	5	561	24,940
Collateralized mortgage obligations	2,977	--	85	2,892
Obligations of state and political subdivisions	8,899	3	191	8,711

	$44,725	$17	$877	$43,864

NOTE 6 — LOANS

Loans are as follows (000‘s omitted):

	March 31, 2007 (unaudited)	December 31, 2006

Commercial loans	$20,858	$23,917

Mortgage loans
Commercial	94,563	91,007
Residential	18,830	19,331
Construction	18,472	21,206

Consumer	2,164	2,254

Total	$154,887	$157,715

NOTE 6 – LOANS (CONTINUED)

Activity in the allowance for loan losses is as follows (000‘s omitted):

	Three Months Ended March 31,

	2007	2006

Balance - Beginning of period	$2,750	$1,930
Provision charged to operations	17	832
Charge-offs	(526)	(651)
Recoveries	352	7

Balance - End of period	$2,593	$2,118

Allowance for loan losses to total
loans	1.67%	1.52%

NOTE 7 — DEPOSITS

Deposits are summarized as follows (000‘s omitted):

	March 31, 2007 (Unaudited)	December 31, 2006

Interest checking	$5,005	$5,418
Savings	4,613	4,183
Money market	49,942	52,004
Certificates of deposit	94,638	96,514

Total deposits	$154,198	$158,119

NOTE 8 – FHLB ADVANCES

The Corporation has various term advances from the Federal Home Loan Bank of Indianapolis (“FHLB”) with fixed and variable interest rates ranging from 3.75% to 5.58% at March 31, 2007 and December 31, 2006. The weighted average interest rate at March 31, 2007 was 4.83% and at December 31, 2006 was 4.92%. Maturity dates range from April 2007 to October 2010. The weighted average remaining maturity at March 31, 2007 is 393 days, or April 27, 2008. Advances from the FHLB are collateralized by qualifying investment securities with estimated market values of $15,062,000 and $16,300,000 at March 31, 2007 and December 31, 2006. The advances are due in full at maturity and the fixed rate advances are subject to a prepayment penalty if repaid prior to maturity.

NOTE 9 – MINIMUM REGULATORY CAPITAL REQUIREMENTS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for Banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide five classifications, well capitalized, adequately capitalized, undercapitalized and critical undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Banks and the Corporation were well-capitalized as of March 31, 2007 and December 31, 2006.

The Banks’ and Corporation’s actual capital amounts and ratios as of March 31, 2007 and December 31, 2006 are presented in the following table (000‘s omitted):

	Actual		For Capital Adequacy Purposes		To be Well-Capitalized

	Amount	Ratio (Percent)	Amount	Ratio (Percent)	Amount	Ratio (Percent)

As of March 31, 2007:
Total risk-based capital
(to risk weighted assets)
CSB	$16,057	10.46	$12,284	8.00	$15,355	10.00
HVSB	7,246	39.62	1,463	8.00	1,829	10.00
Consolidated	21,647	12.51	13,849	8.00	17,311	10.00
Tier I Capital
(to risk weighted assets)
CSB	$14,131	9.20	$6,142	4.00	$9,213	6.00
HVSB	7,098	38.81	732	4.00	1,097	6.00
Consolidated	19,478	11.25	6,924	4.00	10,387	6.00
Tier I Capital
(to average assets)
CSB	$14,131	7.49	$7,550	4.00	$9,438	5.00
HVSB	7,098	26.49	1,072	4.00	1,340	5.00
Consolidated	19,478	9.06	8,600	4.00	10,750	5.00
As of December 31, 2006:
Total risk-based capital
(to risk-weighted assets)
CSB	$15,858	10.05	$12,622	8.00	$15,778	10.00
HVSB	7,387	45.69	1,293	8.00	1,617	10.00
Consolidated	21,534	12.28	14,030	8.00	17,537	10.00
Tier I Capital
(to risk weighted assets)
CSB	$13,878	8.80	$6,311	4.00	$9,467	6.00
HVSB	7,256	44.88	647	4.00	970	6.00
Consolidated	19,335	11.02	7,015	4.00	10,522	6.00
Tier I Capital
(to average assets)
CSB	$13,878	7.44	$7,464	4.00	$9,329	5.00
HVSB	7,256	34.22	848	4.00	1,060	5.00
Consolidated	19,335	9.26	8,354	4.00	10,442	5.00

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

At March 31, 2007 and December 31, 2006, the following financial instruments were outstanding whose contract amounts represent credit risk (000‘s omitted):

	March 31, 2007 (Unaudited)	December 31, 2006

Commitments to grant loans	$3,564	$11,933
Unfunded commitments under lines of credit	25,376	25,238
Commercial and standby letters of credit	75	108

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS No. 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Corporation has not determined the impact of adopting SFAS No. 157 on its financial statements.

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

            In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159‘s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement No. 157. The Company did not early adopt SFAS No. 159. The Company has not determined the impact of adopting SFAS No. 159 will have on its financial statements.

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

The principal markets for financial services provided are in the northern Oakland County communities in which the Banks are located and the areas immediately surrounding these communities. The Banks serve these markets through 5 locations in or near their communities. The Banks do not have any material foreign assets or income.

Our principal source of revenue is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 78.7% of total revenue year to date in 2007 compared to 74.3% year to date in 2006. The share of total revenue from interest and fees on loans increased in the current period as a result of a conscious effort to invest a larger portion of our funding in the loan portfolio and reduce the investment portfolio as a percent of earning assets. Therefore, revenue share of interest from investments (including Federal Funds sold), decreased to 14.7%, from 18.2% year over year. Noninterest income in total declined from 7.5% to 6.5% in 2007 and 2006, respectively. The decrease in noninterest income’s share of revenue is due primarily to decreased deposit service charges and fees, partially offset by increased mortgage loan sales volume.

Critical Accounting Policies

As of March 31, 2007, there have been no material changes in the disclosures regarding critical accounting policies as disclosed in the Corporation’s Form 10-K for the year ended December 31, 2006. The Corporation’s critical accounting policies are described in the financial section of its 2006 Annual Report. Management believes its critical accounting policies relate to the valuation of the allowance for loan losses, income taxes and stock-based compensation.

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

Our total assets decreased by $6.6 million or 3.0% to $213.8 million at March 31, 2007, from $220.4 million at December 31, 2006. Significant decreases in cash and equivalents, investment securities and to a lesser extent net loans caused the decrease in total assets, offset partially by increases in premises and equipment and loans held for sale.

Cash and cash equivalents, which include federal funds sold and short-term investments, decreased $4.3 million or 32.3% to $9.0 million at March 31, 2007 from $13.3 million at December 31, 2006. The primary cause of the decrease was, as mentioned above, a conscious effort to invest more of our funding in higher yielding assets in order to increase the net interest margin.

Securities decreased $2.4 million or 5.5% to $41.5 million at March 31, 2007 from $43.9 million at December 31, 2006. The decrease in securities was split between paydowns on mortgage backed securities and the sale and maturity of securities. The runoff of some high cost deposits was funded in part by the sale of investments and lack of reinvestment of matured dollars in the portfolio, in accordance with our net interest margin strategy discussed briefly above. The Corporation continues to have excellent liquidity and will monitor its level of securities to ensure proper liquidity is maintained. While there are a number of securities that have market values less than 95% of the book value, and could be construed as impaired relative to market value, management has the intent and ability to hold these specific securities until maturity and no loss is expected to be realized on these securities. As a result, the Corporation has not recognized any permanent impairment as of March 31, 2007.

Total portfolio loans decreased by $2.8 million or 1.8% to $154.9 million at March 31, 2007 from $157.7 million at December 31, 2006. HVSB’s portfolio grew $1.6 million during the 1st quarter of 2007, and CSB's portfolio declined $4.4 million. The difficult economic climate in Michigan, and competitive pressures in the banks’ contiguous markets has created a challenging environment in which to make loans.

The commercial real estate portfolio was the only portfolio showing an increase at March 31, 2007, rising $3.6 million, or 4.0% over the balance at December 31, 2006. This increase was offset by a $2.7 million, or 12.7% decrease in the construction portfolio and a $3.0 million, or 12.6% decrease in the commercial and industrial portfolio. The majority of the reduction in outstanding balances resulted from the payoff of credits which management deemed to carry elevated risk. The residential real estate and consumer loan portfolios declined slightly to $18.8 million and $2.2 million at March 31, 2007, respectively. Approximately 70% of the residential real estate portfolio is in home equity loans, as the majority of the 1st mortgages written by the Banks are sold in the secondary market. The Banks’ loan policies are conservative in relation to home equity loans, generally not permitting combined loan to values of greater than 90%. The banks continue to focus on real estate lending, evidenced by the fact that 85.2% of the loan portfolio is secured by some type of real estate. Management views that this is prudent at the current time given the uncertainty of the local economy, especially as it relates to small businesses.

The nonperforming loan balance shown below as of March 31, 2007 is made up of nine relationships, a decrease from twelve relationships in the prior quarter. As can be seen in the table in note six, gross charge-offs for the quarter were $526,000, an increase from the $107,000 taken in the prior quarter. The gross recoveries of $352,000 resulted primarily from the resolution of two problem credits and continued payments on another impaired relationship which was satisfactorily resolved subsequent to the end of the quarter. In addition, the credit policy has been completely rewritten to address shortfalls that may have contributed to previous credit problems. Additionally, a reorganization of the lending area has been completed, with the credit function now centrally managed at the Holding Company level for both subsidiary institutions. Management believes the new structure will allow us to better manage our credit risk ongoing and in the future.

The table below shows the composition and amount of our nonperforming assets.

	March 31, 2007	December 31, 2006

	(unaudited)

(000's omitted)

Nonaccrual loans
Secured by real estate	$2,219	$2,216
Secured by other than real estate	286	215
Loans 90 days past due and still accruing
Secured by real estate	125	835
Secured by other than real estate	--	20

Total nonperforming loans	2,630	3,286
Foreclosed and repossessed assets	452	3

Total nonperforming assets	$3,082	$3,289

Nonperforming loans to total loans	1.70%	2.08%
Nonperforming assets to total assets	1.45%	1.49%

The allowance for loan losses as of March 31, 2007 was $2.6 million representing approximately 1.68% of total portfolio loans outstanding, compared to $2.8 million, or 1.78% of loans outstanding as of December 31, 2006. Management believes that the high risk credits are appropriately reserved for and are all being monitored appropriately. At the same time, the economic climate in the Banks’ home state is not favorable and the possibility for additional losses caused by this economic weakness still exists. We believe that the allowance for loan losses is sufficient to cover losses inherent in the portfolio.

Total premises and equipment increased $1.6 million, or 34.0% to $6.3 million at March 31, 2007 from $4.7 million at December 31, 2006. This increase is due to the purchase of land on which HVSB’s new main office will be constructed during 2007 from a company in which two of HVSB’s directors have an equity interest. The transaction was consummated at fair market value.

Total deposit balances decreased $6.9 million or 3.8% to $175.1 million at March 31, 2007 from $182.0 million at December 31, 2006. The largest decreases were seen in time and money market deposits which decreased $2.1 million and $1.9 million, respectively since December 31, 2006. The savings and interest bearing checking portfolios both showed small variances which offset each other. The local market for deposits is extremely competitive, and we continue to focus on gathering savings and DDA accounts to fund our future growth and reduce our reliance on higher cost time deposits. While higher cost time deposits continue to make up a larger portion of the overall funding mix, the cost of funds is rising at a slower rate than the yield on earning assets, therefore not materially harming the net interest margin. Reevaluation of pricing structures of certain deposit accounts is the primary cause of this. Additionally, the runoff of some of the accounts acquired during HVSB’s aggressive time deposit promotions has decreased the cost of funds and is the primary contributor to the decreased time deposit balances.

As noted briefly above, management is stressing a philosophy of not growing unprofitably by funding investment securities or federal funds with high cost time deposits. Our goal is to fund our loan growth with demand or money market accounts with time deposits utilized only when larger pieces of funding are needed. The wholesale market may be used for this purpose when cost effective. The addition of a new President at HVSB and bringing the marketing function in house at the holding company level should assist us greatly in our deposit gathering efforts.

The Banks are members of the Federal Home Loan Bank of Indianapolis, and utilize advances from this institution to bolster liquidity. At March 31, 2007, we have $15.2 million in advances outstanding, all at CSB. No repayments or additional advances occurred during the quarter. The Corporation continues to view the FHLB as a source of liquidity and may borrow additional funds as market conditions dictate.

We have no other off-balance sheet liabilities other than commitments to extend credit in the form of letters and lines of credit.

As of March 31, 2007, we had retained earnings of $3.0 million compared to $2.9 million at December 31, 2006 which was the result of net income of $130,000. Accumulated other comprehensive income saw an increase of $99,000, or 17.0%. This increase was primarily the result of changes in interest rates causing an increase in the market value of the Corporation’s security portfolio. We do not believe that the value of any of the securities in the portfolio are permanently impaired.

Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006

Our net income was $130,000, or $0.10 per diluted share for the first quarter of 2007 compared to a net loss of $354,000, or $0.28 per diluted share for the first quarter of 2006. The increased profitability was primarily due to reduced provision for loan loss and increased net interest income.

Net interest income increased 7.3% or $112,000 from $1.53 million in the first quarter of 2006 to $1.65 million for 2007. Both elevated balances in average earning assets and favorable interest rates contributed to the increased net interest income. Balances in average earning assets increased 9.9% to $208.9 million at March 31, 2007 from $190.2 million at March 31, 2006. This growth in earning assets was funded primarily with time deposits where the average balance increased 38.4% to $95.8 million, with advances from FHLB also showing an increase of $5.0 million or 49.0%. The net impact of these variances effectively added $51,000 to the margin. The loan portfolio increased $23.5 million, or 17.6% on an average basis, but this increase was offset by a decrease in investments and federal funds sold of $4.7 million. The decrease in other earning assets was intentional, as part of our strategy to improve the net interest margin is growing the loan portfolio as a percent of earning assets. The cost of interest bearing funds increased 57 basis points, while the yield on earning assets increased by 49 basis points. Given the relatively large size of the earning asset portfolio, these changes caused a $60,000 increase in the net interest margin. The net interest margin decreased from 3.27% for the quarter ended March 31, 2006 to 3.19% for the same period in 2007. This was caused by several loans being placed on non-accrual during the quarter and the reversal of interest on these loans negatively impacted our net interest margin. Absent these items the net interest margin would be more in line with the prior year. In addition, during the first quarter of 2006 HVSB was still investing their initial capital, which inflated their net interest margin (and as a result the consolidated margin) for the 1st quarter of 2006.

The following schedule presents the average daily balances, interest income, interest expense and average rates earned and paid for the Corporation’s major categories of assets, liabilities, and shareholders’ equity for the periods indicated (000‘s omitted):

	3 Months ended March. 31, 2007			3 Months ended March 31, 2006

	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost

Assets:
Short term investment	$6,569	$89	5.49%	$5,376	$67	5.05%
Securities:
Taxable	36,054	400	4.44%	40,243	437	4.34%
Tax-exempt	8,892	72	3.24%	10,665	87	3.26%
Loans	157,444	2,989	7.70%	133,943	2,409	7.29%

Total earning assets/total
interest income	208,960	3,550	6.89%	190,227	3,000	6.40%
Cash and due from banks	4,139			5,340
Unrealized (loss) on AFS securities	(926)			(1,116)
Allowance for loan loss	(2,855)			(1,972)
All other assets	7,681			6,442

Total assets	$217,000			$198,921
Liabilities and Stockholders' Equity
Interest bearing deposits:
MMDA, Savings/NOW accounts	60,313	444	2.99%	68,852	526	3.10%
Time	95,814	1,184	5.01%	69,166	724	4.25%
Fed Funds Purchased	0	4	0.00%	2,833	31	4.44%
FHLB Advances	15,200	191	5.10%	10,200	111	4.41%
Trust Preferred Securities	4,000	82	8.31%	4,000	75	7.60%
Other borrowings	--	--	0.00%	19	--	0.00%

Total interest bearing
liabilities/interest expense	175,327	1,905	4.41%	155,070	1,467	3.84%
Noninterest bearing deposits	21,155			22,848
All other liabilities	2,611			2,493
Minority Interest	3,171			3,393
Stockholders' Equity:
Unrealized holding (loss)	(632)			(729)
Common Stock, Surplus, Retained Earnings	15,368			15,845

Total liabilities and stockholders' equity	$217,000			198,921
Interest spread		1,645	2.48%		1,467	2.56%
Net Interest Margin as a
Percentage of Average
Earnings Assets	208,960	1,645	3.19%	190,227	1,467	3.27%

Rate / Volume Analysis of Net Interest Income. The following schedule presents the dollar amount of changes in interest income and expense for major components of earning assets and interest-bearing liabilities, distinguishing between changes related to outstanding balances and changes due to interest rates. (000‘s omitted)

	For the 3 months ended March 31, 2007 Compared to 2006

	Change Due to Rate	Change Due to Volume	Total Change

Short term investment	$6	$16	$22
Investment securities - taxable	56	(93)	(37)
Investment securities - tax exempt	(1)	(14)	(15)
Loans, net of unearned income	139	441	580

Total interest income	200	350	550

Interest bearing deposits	128	250	378
Federal funds borrowed	(14)	(13)	(27)
FHLB advances	19	61	80
Trust preferred securities	7	--	7
Other borrowings	--	--	--

Total interest expense	140	298	438

Net interest income	$60	$52	$112

Total provision for loan losses was $17,000 for the quarter ended March 31, 2007, compared to $832,000 for the first quarter of 2006. The reduction in the size of the loan portfolio and the decrease in non-performing loans caused the reduction in the required provision. Additionally, the provision for the quarter ended March 31, 2006 was elevated due to large charge-offs and specific reserves. Management believes that the provision for the current quarter is more indicative of the amounts which will be required in the foreseeable future.

The level of the provision made in connection with the loans reflects the amount necessary to maintain the allowance for loan losses at an adequate level, based upon the Banks’ current analysis of probable incurred losses in its loan portfolio, with respect to loans held at March 31, 2007. Management is continuing to evaluate the financial condition of the borrowers and the value of the collateral.

Non-interest income increased $5,000, or 2.0% for the first quarter of 2007 compared to the same period in 2006. This increase is caused by increased gains/losses on sales of mortgage loans and offset by decreased service fees on loan and deposit accounts. Increased volume of mortgage loan sales contributed positively, showing an increase of 63.2%, or $24,000. Management is encouraged by this development, especially given the difficult residential lending environment faced locally in the first quarter. The reduction in service charges is primarily due to reduction in the amount of NSF income. The decrease in NSF income is due primarily to the prior period being higher than normal. Management at the Bank subsidiaries has actively worked with the customers who were habitually overdrawing their accounts to either help them better manage their funds or help them to find another bank because management feels that the reduction in credit risk is worth the reduction in deposit (primarily NSF) fees. The Corporation’s large checking account portfolio continues to generate fees, though a review of these fees relative to our local market peers may result in the modification of our fee structure. It is, however, anticipated that any modification of the fee structure will result in increased fee income.

Non-interest expense was $1.8 million for the first quarter of 2007, up from $1.5 million for the first quarter of 2006. The fact that HVSB is now operating as a fully staffed bank is the primary cause of the increase in operating expenses. Salary and benefit costs increased $176,000, or 22.3%. Occupancy expense has decreased $42,000, or 16.5% mostly as a result of CSB closing 2 facilities, a loan center during the 3rd quarter of 2006 and a retail branch location during the current quarter. The increase in outside processing expense resulted from increased activity at HVSB as well as the fact that the deferral period of their contract with our primary data processor expired at the end of the 1st quarter of 2006. Professional fees are elevated relative to the prior year due to continuing collection efforts at CSB and legal costs related to the aforementioned purchase of land at HVSB. The 63.5% or $92,000 increase in other expenses is due primarily to increased accruals for FDIC assessment at both banks and some fraudulent debit card transactions resulting from malfeasance at a large national retailer. As Huron Valley State Bank and the mortgage operation gain critical mass and we work our way out of the credit quality issue we are currently in the midst of, we anticipate our efficiency ratio to improve to the levels more common throughout our history. The ratio for the quarter ended March 31, 2007 was 94.1% compared to 86.3% at March 31, 2006.

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

Capital Resources at March 31, 2007 (in thousands)

	Tier 1 Leverage Ratio	Tier 1 Capital Ratio	Total Risk-Based Capital Ratio

Minimum regulatory requirement for
Capital adequacy	4.00%	4.00%	8.00%
Well capitalized regulatory level	5.00%	6.00%	10.00%
CSB	7.49%	9.20%	10.46%
HVSB	26.49%	38.81%	39.62%
Consolidated	9.06%	11.25%	12.51%

The following table shows the dollar amounts by which our capital (on a consolidated basis) exceeds current regulatory requirements on a dollar-enumerated basis:

Total

	Tier 1 Leverage	Tier 1 Capital	Risk-Based Capital

	(in thousands of dollars)

Capital balances at March 31, 2007
Required regulatory capital	$8,600	$6,924	$13,849
Capital in excess of regulatory minimums	10,879	12,554	7,799

Actual capital balances	$19,478	$19,478	$21,647

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

As indicated by the consolidated statement of cash flows for the three months ended March 31, 2007, operating activities used $401,000. Mortgage banking operations were the primary user of cash in the current year, which should give rise to continued positive contributions from that area. In addition, decreased portfolio loans and security sales and maturities provided $2.7 million, and $2.5 million in cash to our operation, respectively. The primary uses of funds in the current quarter were deposit outflows of $6.9 million, and premise and equipment expenditures (primarily the purchase of land at HVSB) of $1.7 million.

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

Item 1A.    Risk Factors

         As of March 31, 2007, there have been no material changes in the discussion pertaining to risk factors as disclosed in the Corporation’s Form 10-K for the year ended December 31, 2006.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

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

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARKSTON FINANCIAL CORPORATION /s/ Edwin L. Adler —————————————— Edwin L. Adler Chairman of the Board and Chief Executive Officer

/s/ James W. Distelrath —————————————— James W. Distelrath Chief Financial Officer

DATE: May 15, 2007

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