Form 10QSB
period 2007-06-30
CLARKSTON FINANCIAL CORP
filed 2007-08-14
CIK 1068366

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

_________________

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     X     No

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,273,734 shares of the Corporation’s Common Stock (no par value) were outstanding as of August 13, 2007.

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

CLARKSTON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2007 (unaudited) and December 31, 2006
(dollars in thousands)

	June 30, 2007	December 31, 2006

	(unaudited)

ASSETS
Cash and cash equivalents
Total cash and due from banks	$4,721	$5,848
Federal funds sold	3,432	7,472

Total cash and cash equivalents	8,153	13,320
Securities available for sale, at fair value	38,879	43,864
Loans held for sale	348	120
Loans
Total loans	150,683	157,715
Less: Allowance for loan losses	(1,733)	(2,750)

Net loans	148,950	154,965
Banking premises and equipment	6,505	4,730
Deferred tax asset	840	757
Interest receivable and other assets	3,092	2,622

Total assets	$206,767	$220,378

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$24,085	$23,922
Interest-bearing	145,249	158,119

Total deposits	169,334	182,041
Advances from Federal Home Loan Bank of Indianapolis	12,200	15,200
Junior subordinated debentures	4,000	4,000
Federal funds purchased	2,400	--

Interest payable and other liabilities	1,020	1,176

Total liabilities	188,954	202,417
Minority interest in consolidated subsidiary	3,064	3,195
Shareholders' equity
Common stock, no par value: 10,000,000 shares authorized;
1,273,734 and 1,245,722 shares issued and outstanding as of
June 30, 2007 and December 31, 2006	6,297	6,245
Capital surplus	6,297	6,245
Restricted stock - unearned compensation	(24)	(38)
Retained earnings	3,078	2,898
Accumulated other comprehensive loss	(899)	(584)

Total shareholders' equity	14,749	14,766
Total liabilities and shareholders' equity	$206,767	$220,378

See accompanying notes to consolidated financial statements

CLARKSTON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
Three and Six Month Periods Ended June 30, 2007 and June 30, 2006
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006

Interest Income
Loans, including fees	$2,938	$2,620	$5,900	$5,024
Securities
Taxable	377	446	777	883
Tax-exempt	72	87	144	174
Federal funds sold	59	89	149	156

Total interest income	3,446	3,242	6,970	6,237

Interest Expense
Deposits	1,589	1,432	3,217	2,682
Borrowings	244	228	521	445

Total interest expense	1,833	1,660	3,738	3,127

Net Interest Income	1,613	1,582	3,232	3,110

Provision for loan losses	60	534	77	1,366

Net interest income
After provision for loan losses	1,553	1,126	3,155	1,744

Noninterest income
Gain on sale of securities	--	--	(2)	3
Gain on sale of loans	84	81	147	119
Service charges and other fees	195	166	402	373
Other income	10	(3)	18	(3)

Total noninterest income	289	244	565	492

Noninterest expense
Salaries and benefits	1,004	839	1,971	1,630
Occupancy expense	233	280	446	534
Computer and data processing expenses	128	110	264	219
Advertising and public relations	82	68	144	141
Professional fees	147	120	293	254
Other expense	217	245	474	417

Total noninterest expense	1,811	1,662	3,592	3,195

Income/(loss) before federal income tax expense and minority interest	31	(370)	128	(959)

Federal income tax expense/(benefit)	51	(113)	88	(280)

Income/(loss) before minority interest	(20)	(257)	40	(679)

Minority interest in net loss of consolidated subsidiary	(67)	(59)	(140)	(127)

Net income/(loss)	$47	$(198)	$180	$(552)

Basic earnings/(loss) per share	$.04	$(.16)	$.14	$(.44)

Diluted earnings/(loss) per share	$.04	$(.16)	$.14	$(.44)

See accompanying notes to consolidated financial statements.

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Six Month Period ended June 30, 2007
(dollars in thousands)
(unaudited)

	Common Stock	Capital Surplus	Unearned Comp.	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

Balance, December 31, 2006	$6,245	$6,245	$(38)	$2,898	$(584)	$14,766

Stock options exercised	52	52				104

Recognition of compensation for
restricted stock award	-	-	14	-	-	14

Comprehensive income:

Net loss for the six months ended
June 30, 2007	-	-	-	180	-	180

Change in unrealized loss on
securities available for sale
net of tax of ($122)	-	-	-	-	(315)	(315)

Net comprehensive loss	-	-	-	0	(315)	0

Balance, June 30, 2007	$6,297	$6,297	$(24)	$3,078	$(899)	$14,749

CLARKSTON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Six Month Periods ended June 30, 2007 and June 30, 2006
(dollars in thousands)
(unaudited)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006

Net Cash Provided by Operating Activities:
Net cash provided by operating activities	$771	$2,029

Cash Flows from Investing Activities:
Net decrease/(increase) in loans	5,010	(9,107)
Purchase of available-for-sale securities	--	(3,214)
Proceeds from sales of available-for-sale securities .	4,458	3,171
Resources provided by minority interest	(131)	(121)
Property and equipment expenditures	(1,968)	(1,096)

Net cash (used in)/provided by investing activities	7,845	(10,246)

Cash Flows from Financing Activities:
Increase/(decrease) in deposits	(12,707)	16,215
Increase in Federal Funds purchased	2,400	--
Advances from Federal Home Loan Bank	7,000	--
Repayment of Federal Home Loan Bank advances	(10,000)	--

Net cash (used in)/provided by financing activities	(13,307)	16,094

Net increase in cash and cash equivalents	5,167	7,877
Cash and cash equivalents at beginning of period	13,320	8,090

Cash and cash equivalents at end of period	$8,153	$15,967

Supplemental Cash Flow Information - Cash paid for:
Interest	3,657	2,847
Taxes	--	--

Significant Noncash Activities:
Transfer from loans to repossessed assets	928	--

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

All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations, and cash flows, have been made. The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

The Corporation also owns all of the common stock of Clarkston Capital Trust I. This is a grantor trust that issued trust preferred securities and is not consolidated with the Company in accordance with FASB Interpretation No. 46.

NOTE 3 – STOCK BASED COMPENSATION

The Corporation has two stock-based compensation plans. Under the employees’ Stock Compensation Plan (“Employee Plan”), the Corporation may grant options or issue restricted stock to key employees for up to 27,500 shares of common stock, of which 15,552 shares of common stock are available for grant. Under the 1998 Founding Directors Stock Option Plan (“Director Plan”), the Corporation may grant options for up to 82,500 shares of common stock, of which 7,920 shares of common stock are available for grant. Under both plans, there is a minimum vesting period of between one to three years before the options may be exercised, and all options expire 10 years after the date of their grant. Certain options (contingent options) under both plans vest on an accelerated basis upon the achievement of various future financial and operational goals. All such options vest 9.5 years after the date of grant regardless of achievement of future goals. Under both plans, the exercise price of each option equals the market price of the Corporation’s common stock on the date of grant.

Prior to January 1, 2007 the Company accounted for stock awards and options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted the fair value recognition provisions of Statement of Financial Standards (SFAS) No. 123 (R), Share Based Payment effective January 1, 2007 using the modified-prospective transition method. SFAS No. 123(R), Share Based Payment, established a fair value method of accounting for stock options whereby compensation expense would be recognized based on the computed fair value of the options on the grant date.

NOTE 3 – STOCK BASED COMPENSATION (CONTINUED)

The following table summarizes stock option transactions for both plans and the related average exercise prices for the three month periods ended June 30:

	2007		2006

	Number of shares	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price

Options outstanding - Beginning of Year	35,522	$9.09	49,536	$9.09

Options granted - Employee Plan	--	--	--	--
Options exercised	(11,504)	$9.09	--	--
Options expired	--	--	--	--

Options Outstanding - End of Period	24,018	$9.09	49,536	$9.09

The following table shows summary information about fixed stock options outstanding at June 30, 2007:

	Stock Options Outstanding and Exercisable

	Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

Contingent	$9.09	12,030	1.4 years	$9.09	$43,428
Non-contingent	$9.09	11,988	1.4 years	$9.09	$43,277

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

Earnings per share have been computed based on the following: (in dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Net income/(loss) available to common
stockholders	$47	$(198)	$180	$(552)

Average number of common shares
outstanding	1,264	1,246	1,263	1,246
Effect of dilutive options	7	19	8	18

Average number of common shares
outstanding used to calculate diluted
earnings/(loss) per common share	1,271	1,265	1,271	1,264

Number of antidilutive stock options excluded
from diluted earnings per share computation	--	--	--	--

NOTE 5 — SECURITIES

The Bank does not have any securities in its portfolio that are classified as held to maturity. All securities are classified as available for sale and the amortized cost and fair values of those securities are as follows (dollars in thousands):

Available for Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

June 30, 2007 (unaudited)
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$5,899	$--	$96	$5,803
Mortgage-backed securities	22,647	6	754	21,899
Collateralized mortgage obligations	2,774	--	107	2,667
Obligations of state and political subdivisions	8,859	--	349	8,510

	$40,179	$6	$1,306	$38,879

December 31, 2006
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$7,353	$8	$40	$7,321
Mortgage-backed securities	25,496	5	561	24,940
Collateralized mortgage obligations	2,977	--	85	2,892
Obligations of state and political subdivisions	8,899	3	191	8,711

	$44,725	$17	$877	$43,864

NOTE 6 — LOANS

Loans are as follows (dollars in thousands):

	June 30, 2007 (unaudited)	December 31, 2006

Commercial	$19,484	$23,917

Real estate:
Commercial	92,068	91,007
Residential	18,244	19,331
Construction	18,611	21,206

Total real estate	128,923	131,544

Consumer	2,276	2,254

Total	$150,683	$157,715

NOTE 6 – LOANS (CONTINUED)

Activity in the allowance for loan losses is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Balance - Beginning of period	$2,593	$2,118	$2,750	$1,930
Provision charged to operations	60	534	77	1,366
Charge-offs	(969)	(1,115)	(1,494)	(1,766)
Recoveries	49	23	401	30

Balance - End of period	$1,733	$1,560	$1,733	$1,560

Allowance for loan losses to total	1.15%	1.12%	1.15%	1.12%
Loans

NOTE 7 — DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	June 30, 2007 (unaudited)	December 31, 2006

Non-interest bearing demand deposit accounts	$24,085	$23,922
Interest-bearing demand deposit accounts	4,994	5,418
Savings accounts	3,945	4,183
Money market accounts	47,051	52,004
Certificates of deposit	89,259	96,514

Total deposits	$169,334	$182,041

NOTE 8 – FHLB ADVANCES

The Company has various term advances from the Federal Home Loan Bank of Indianapolis (“FHLB”) with fixed and variable interest rates ranging from 3.75% to 5.43% at June 30, 2007 and December 31, 2006. The weighted average interest rate at June 30, 2007 is 4.18%. Maturity dates range from November 2007 to October 2010. The weighted average remaining maturity at June 30, 2007 is 499 days, or November 9, 2008. Advances from the FHLB are collateralized by qualifying investment securities with estimated market values of $19,100,000 and $16,300,000 at June 30, 2007 and December 31, 2006. The advances are due in full at maturity and the fixed rate advances are subject to a prepayment penalty if repaid prior to maturity.

NOTE 9 – MINIMUM REGULATORY CAPITAL REQUIREMENTS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for Banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide five classifications, well capitalized, adequately capitalized, undercapitalized and critical undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Banks and the Corporation were well-capitalized as of June 30, 2007 and December 31, 2006.

The Banks’ and Corporation’s actual capital amounts and ratios as of June 30, 2007 and December 31, 2006 are presented in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To be Well-Capitalized

	Amount	Ratio (Percent)	Amount	Ratio (Percent)	Amount	Ratio (Percent)

As of June 30, 2007:
Total risk-based capital
(to risk weighted assets)
CSB	$15,914	10.75	$11,839	8.00	$14,798	10.00
HVSB	7,104	37.70	1,507	8.00	1,884	10.00
Tier I Capital
(to risk weighted assets)
CSB	$14,332	9.68	$5,920	4.00	$8,879	6.00
HVSB	6,953	36.90	754	4.00	1,131	6.00
Tier I Capital
(to average assets)
CSB	$14,332	7.87	$7,284	4.00	$9,105	5.00
HVSB	6,953	25.16	1,106	4.00	1,382	5.00
As of December 31, 2006:
Total risk-based capital
(to risk-weighted assets)
CSB	$15,858	10.05	$12,622	8.00	$15,778	10.00
HVSB	7,387	45.69	1,293	8.00	1,617	10.00
Tier I Capital
(to risk weighted assets)
CSB	$13,878	8.80	$6,311	4.00	$9,467	6.00
HVSB	7,256	44.88	674	4.00	970	6.00
Tier I Capital
(to average assets)
CSB	$13,878	7.44	$7,464	4.00	$9,329	5.00
HVSB	7,256	34.22	848	4.00	1,060	5.00

NOTE 10 – STANDBY AND COMMERCIAL LETTERS OF CREDIT AND FINANCIAL GUARANTEES

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

At June 30, 2007 and December 31, 2006, the following financial instruments were outstanding whose contract amounts represent credit risk (dollars in thousands):

	June 30, 2007 (unaudited)	December 31, 2006

Commitments to grant loans	$8,924	$11,933
Unfunded commitments under lines of credit	21,470	25,238
Commercial and standby letters of credit	90	108

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159‘s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Corporation’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Corporation has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective for The Corporation on January 1, 2007. The Corporation has not determined the impact of adopting SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS No. 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice as follows: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even ifthe restriction lapses within one year. SFAS No. 157 is effective for the Corporation on January 1, 2007. The Corporation has not determined the impact of adopting SFAS No. 157 will have on its consolidated financial statements.

In June 2007, the FASB ratified an Emerging Issues Task Force (EITF) consensus regarding Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, which becomes effective for the Corporation January 1, 2008. This Issue states that tax benefits received on dividends paid to employees associated with their unvested stock compensation awards should be recorded in additional-paid-in-capital (APIC) for awards expected to vest. Currently, such dividends are a permanent tax deduction reducing the annual effective income tax rate. This Issue also requires that such tax benefits be reclassified between APIC and income tax expense in subsequent periods for any changes in forfeiture estimates. Tax benefits for dividends recorded to APIC would be available to absorb future stock compensation tax deficiencies. This Issue is to be applied prospectively to dividends declared in fiscal years beginning after December 15, 2007. Retrospective application of this Issue is prohibited. Management has not completed its review of this new guidance, but expects the effect upon implementation will not be material to the Corporation’s consolidated financial statements.

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

Our principal source of revenue is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 78.3% of total revenue (interest income and non-interest income) year to date in 2007 compared to 74.7% year to date in 2006. The share of total revenue from interest and fees on loans increased in the current year primarily due to increased loan balances, with increasing rates also contributing. Revenue share of interest from investments (including Federal Funds sold), decreased to 14.2%, from 18.0% year over year. Noninterest income in total as a percentage of total revenue was relatively flat at 7.3% and 7.5% in 2007 and 2006, respectively.

The formation of HVSB in 2005 was a significant event for Clarkston Financial Corporation. We own 55% of the outstanding shares of common stock of HVSB. The remaining 45% is owned by private investors. We expect to recognize operating losses from HVSB in the near term as the Bank grows out of the de novo stage.

Critical Accounting Policies

As of June 30, 2007, there have been no material changes in the disclosures regarding critical accounting policies as disclosed in our Form 10-K for the year ended December 31, 2006. Our critical accounting policies are described in the financial section of our 2006 Annual Report. Management believes its critical accounting policies relate to the valuation of the allowance for loan losses, income taxes and stock-based compensation.

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

        Our total assets decreased by $13.6 million or 6.2% to $206.8 million at June 30, 2007, from $220.4 million at December 31, 2006. Cash, loans and investments all declined in the current period on a consolidated basis.

        Clarkston State Bank’s assets decreased $14.0 million from year end 2006, with net loans decreasing $7.9 million, investment securities falling $4.1 million and cash (including federal funds sold) showing a $2.9 million decrease. Approximately $1.0 million in charge-offs are included in the decreased loan balances, with the payoff of other credits making up the remainder. Many of these credits, while not considered impaired, were either in lines of business that the Bank no longer finds desirable or were deemed to not fit within the Bank’s current strategy and the Bank requested that they find a new lender. The decrease in investment securities and cash was due to normal principal paydowns on mortgage backed securities and more effective management of cash in an attempt to maximize net interest margin.

        Huron Valley State Bank’s total assets were relatively flat through June 30, 2007, increasing $400,000. Decreases of $2.2 million and $800,000 in cash and investments, respectively, were offset by increases in net loans of $1.8 million and fixed assets of $1.6 millon.

        Cash and cash equivalents, which include federal funds sold and short-term investments, decreased $5.1 million or 38.4% to $8.2 million at June 30, 2007 from $13.3 million at December 31, 2006. Decreased loan fundings have caused less of a need to maintain excess liquidity and as a result, higher yielding deposits have been allowed to roll off in order to attempt to maximize net interest margin. The roll off of these funds was the primary cause of the decrease in cash and equivalents.

        Securities decreased $5.0 million or 11.4% to $38.9 million at June 30, 2007 from $43.9 million at December 31, 2006. The decrease in securities was due primarily to principal paydowns on mortgage backed securities. We continue to have excellent liquidity and will monitor its level of securities to ensure proper liquidity is maintained. While there are a number of securities that have market values less than 95% of the book value, and could be construed as impaired relative to market value, management has the intent and ability to hold these specific securities until maturity and no loss is expected to be realized on these securities. As a result, management ascertains there is no permanent impairment and the value of these securities have not been written down as of June 30, 2007.

        Total portfolio loans decreased by $7.0 million or 4.4% to $150.7 million at June 30, 2007 from $157.7 million at December 31, 2006. The difficult economic climate in Michigan and competitive pressures in the banks’ contiguous markets has created a challenging environment in which to make loans. As discussed above, HVSB’s loans grew $1.9 million, or 12.8%, while CSB’s loans declined $8.9 million, or 6.1%. Commercial real estate continues to make up the bulk of the consolidated portfolio increasing $1.1 million, or 1.2% over the balance at December 31, 2006. The consumer loan portfolio was flat relative to year end, while each of the other portfolios showed declines over the same period. The largest decline, in terms of dollars and percentage, was the commercial and industrial portfolio, which showed a $4.4 million, or 18.5% decline compared to December 31, 2006. Charge-offs of approximately $330,000 combined with the payoff of some of the undesirable credits discussed above combined to cause the decline. We view these paydowns as a positive as management believes the risk present on the balance sheet has been greatly reduced. The second largest decline was seen in the construction lending portfolio, which decreased $2.6 million, or 12.2%. Finally, the residential lending portfolio saw a $1.1 million, or 5.6% decrease from year end. Management believes that the continued focus on real estate lending is prudent given the uncertainty of the local economy, especially as it relates to small businesses.

        Nonperforming loans decreased $301,000, or 11.4% during the quarter and are made up of seven relationships at June 30, 2007, a reduction of two relationships compared to the prior quarter. Activity on nonperforming loans is shown in the table below.

	Nonaccrual	90 days past due and still accruing	Total Nonperforming

(dollars in thousands)	(unaudited)	(unaudited)

Beginning balance, December 31, 2006	$2,431	$855	$3,286
Charge offs	(20)	--	(20)
Transferred to repossessed assets	(335)	--	(335)
Paid off	(69)	--	(69)
Brought current by borrower	--	(730)	(730)
Loan sold	--	--	--
Collateral sold	(190)	--	(190)
Principal paydowns	--	--	--
Additions	688	--	684

Balance, March 31, 2007	$2,505	$125	$2,630
Charge offs	(330)	--	(330)
Transferred to repossessed assets	(392)	--	(392)
Paid off	--	(125)	(125)
Brought current by borrower	--	--	--
Loan sold	--	--	--
Collateral sold	(351)	--	351
Principal paydowns	(14)	--	(14)
Additions	798	113	911

Balance, June 30, 2007	$2,216	$113	$2,329

        Five credits, totaling $635,000, were charged off in the current quarter in addition to the $330,000 disclosed in the table above. The bulk of the $635,000 related to one credit in the amount of $475,000. This credit was to a high end builder who had exhausted his personal funds to the point that future payments were unlikely. This credit was unsecured, though we do have an assignment of the proceeds of a lawsuit that the borrower is party to. This lawsuit could provide a recovery in the future, though the amount and timing of this recovery can’t be determined at this time. It is highly unlikely that any recoveries are recognized on the remaining $160,000 in charge-offs as the collateral is minimal, if any, and the wherewithal of the borrowers is limited. Management believes that the remaining nonperforming and watch credits are adequately reserved for and that the allowance for loan loss in total is adequate. The centralization of the credit function at the holding company should allow us to mitigate the credit risk prospectively. In accordance with our policy, loans that are well secured and in the process of collection are not put on non-accrual status. All loans greater than 90 days delinquent, regardless of accrual status, are included on management’s watch list and monitored monthly. Management is working through these credits and believes that any losses inherent in these credits are adequately reserved for in the allowance for loan loss.

The table below shows the composition and amount of our nonperforming assets.

	June 30, 2007	December 31, 2006

(dollars in thousands)	(unaudited)

Nonaccrual loans
Secured by real estate	$1,445	$2,216
Secured by other than real estate	770	215
Loans 90 days past due and still accruing
Secured by real estate	111	835
Secured by other than real estate	2	20

Total nonperforming loans	2,329	3,286

Foreclosed and repossessed assets	584	3

Total nonperforming assets	$2,913	$3,289

Nonperforming loans to total loans	1.55%	2.08%
Nonperforming assets to total assets	1.41%	1.49%

        The allowance for loan losses as of June 30, 2007 was $1.7 million representing approximately 1.15% of total loans outstanding, compared to $2.6 million, or 1.68% of loans outstanding as of December 31, 2006. The charge-off of loans which had previously been reserved for was the primary cause of the decrease in the allowance balance. Management believes that the high risk credits are appropriately reserved for and are all being monitored appropriately. At the same time, the economic climate in the Banks’ home state is not favorable and the possibility for additional losses caused by this economic weakness still exists. We believe that the allowance for loan losses is sufficient to cover losses inherent in the portfolio.

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

        Total premises and equipment increased $1.8 million, or 38.3% to $6.5 million at June 30, 2007 from $4.7 million at December 31, 2006. This increase is due to the purchase of land on which HVSB’s new main office is being constructed, construction in progress related to that facility and the building in which the holding company’s operations are housed and renovation of one of CSB’s branches.

        Total deposit balances decreased $12.7 million or 7.0% to $169.3 million at June 30, 2007 from $182.0 million at December 31, 2006. Noninterest bearing deposits increased $163,000, or 0.68% compared to December 31, 2006, while interest bearing deposits decreased $12.9 million, or 8.1% over the same period. All of the noninterest bearing deposit portfolios decreased during 2007, with time deposits falling 7.5%, or $7.3 million, money market accounts falling 9.5%, or $5.0 million and savings and interest bearing checking falling $662,000, or 6.9% combined. The changes in the loan portfolio discussed above created excess funds over the new assets that were funded and management took advantage of this situation to allow some higher cost time deposits to roll off and also to lower the rate on the money market account which caused some runoff. To the extent we experience significant loan growth time deposits will likely be the primary source of funding, including wholesale funds, though this situation is not anticipated. We have had less than $5.0 million in wholesale funds at the end of the quarter, comprising less than 3% of total deposits. The local market for deposits is extremely competitive, and we continue to focus on gathering lower cost savings and DDA accounts to fund our future growth and reduce our reliance on higher cost time deposits. Numerous marketing campaigns have been run during the current year, to varying degrees of success, and management is attempting to focus the marketing budget on campaigns which will generate demand and savings accounts as opposed to print advertising for time deposits. When time deposit funding is needed, management feels that the total cost of wholesale funds is less than what would be required to raise a similar level of funds through retail outlets. Additionally, as noted above, we would prefer that the branch staff remain focused on gathering and servicing lower cost non-time deposits, rather than opening a large quantity of certificates. Overall, we believe that the transition to utilizing the wholesale market will contribute positively to the margin given sound execution of the other aspects of the funding plan.

        CSB is a member of the Federal Home Loan Bank of Indianapolis, and utilizes advances from this institution to bolster liquidity. At June 30, 2007, we have $12.2 million in advances outstanding. Repayments of $10.0 million and additional advances of $7.0 million occurred during the quarter. We continue to view the FHLB as a source of liquidity and may borrow additional funds as market conditions dictate.

        We have no other off-balance sheet liabilities other than commitments to extend credit in the form of letters and lines of credit.

        As of June 30, 2007, we had retained earnings of $3.1 million compared to $2.9 million at December 31, 2006 which was the result of a net income of $180,000. Accumulated other comprehensive income saw a decrease of $315,000, or 53.9%. This decrease was primarily the result of changes in interest rates causing a decrease in the market value of our security portfolio. We do not believe that the value of any of the securities in the portfolio are permanently impaired.

Comparison of Operating Results for the Three Months Ended June 30, 2007 and 2006

        Our net income was $47,000, or $0.04 per diluted share for the second quarter of 2007 compared to a net loss of $198,000, or $0.16 per diluted share for the second quarter of 2006. The improvement was caused primarily by decreased loan loss provisions and partially offset by increased operating expenses.

        Net interest income was relatively flat at $1.6 million in the second quarter of 2006 and 2007. The net interest margin improved slightly to 3.21% from 3.20%. Net interest income remained flat in a rising rate environment due to average interest bearing liability balances increasing at a slightly higher rate than average earning assets and the interest bearing liabilities repricing faster than the earning assets.

        Average earning assets increased 1.7%, or $3.4 million over the same period last year which effectively added $92,000 to the net interest margin, though this was partially offset by increased interest bearing liabilities which rose $4.7 million, or 2.9%, subtracting $56,000 from the net interest margin. On a net basis, these changes in balances caused an increase of $36,000 in net interest margin. The 10.2% increase in loan balances effectively added $270,000 to the net interest margin, but decreased balances in investment securities and federal funds purchased caused a $178,000 decrease in net interest margin. On the liability side, falling balances in non-maturity deposit and federal funds purchased balances added $131,000, though this was more than offset by the increased time deposit and FHLB advance balances.

        Rising rates effectively decreased the net interest margin by $5,000, due to interest bearing liabilities repricing faster than earning assets and negative changes in the mix of funding. Time deposits share of total interest bearing liabilities increased 6% to 54.5% from 48.5%, mostly at the expense of non-maturity deposits. All portfolios of earning assets and bearing liabilities saw increases in rate over the prior year with the exception of non-maturity deposits which declined by 20 basis points due to decreases in the rate on money market accounts.

The following schedule presents the average daily balances, interest income, interest expense and average rates earned and paid for our major categories of assets, liabilities, and shareholders’ equity for the periods indicated (dollars in thousands):

	3 Months ended June 30, 2007			3 Months ended June 30, 2006

	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost

Assets:
Short term investment	$4,497	$59	5.26%	$6,464	$89	5.52%
Securities:
Taxable	33,408	377	4.51%	40,511	446	4.40%
Tax-exempt	8,872	72	3.25%	10,643	87	3.27%
Loans	154,771	2,938	7.61%	140,492	2,620	7.48%

Total earning assets/total
interest income	201,548	3,446	6.86%	198,909	3,242	6.56%
Cash and due from banks	3,731			5,987
Unrealized (loss) on AFS securities	(819)			(1,710)
Allowance for loan loss	(2,558)			(1,964)
All other assets	9,325			7,432

Total assets	211,227			207,855
Liabilities and Stockholders' Equity
Interest bearing deposits:
MMDA, Savings/NOW accounts	58,992	538	3.16%	67,405	537	3.20%
Time	91,743	894	4.98%	79,260	895	4.53%
Fed Funds Purchased	70	33	4.99%	2,667	32	4.81%
FHLB Advances	13,404	112	4.39%	10,200	112	4.40%
Trust Preferred Securities	4,000	82	8.24%	4,000	83	8.32%
Other borrowings	0	1	22.86%	11	1	36.46%

Total interest bearing
liabilities/interest expense	168,208	1,660	4.23%	163,543	1,582	4.07%
Noninterest bearing deposits	22,638			24,482
All other liabilities	5,424			5,389
Stockholders' Equity:
Unrealized holding (loss)	(553)			(1,134)
Common Stock, Surplus, Retained Earnings	15,511			15,574

Total liabilities and stockholders'
equity	211,227			207,855
Interest spread		1,613	2.69%		1,582	2.49%
Net Interest Margin as a
Percentage of Average
Earnings Assets			3.46%			3.20%

        Rate / Volume Analysis of Net Interest Income. The following schedule presents the dollar amount of changes in interest income and expense for major components of earning assets and interest-bearing liabilities, distinguishing between changes related to outstanding balances and changes due to interest rates.

(dollars in thousands)	Three Months Ended June 30, 2007 Compared to 2006

	Change Due to Rate	Change Due to Volume	Total Change

Short term investment	$(4)	$(26)	$(30)
Investment securities - taxable	69	(138)	(69)
Investment securities - tax exempt	(1)	(14)	(15)
Loans, net of unearned income	48	270	318

Total interest income	112	92	204

Interest bearing deposits	71	86	157
Federal funds borrowed	36	(67)	(31)
FHLB advances	13	38	51
Trust preferred securities	(3)	--	(3)
Other borrowings	--	(1)	(1)

Total interest expense	117	56	173

Net interest income	$(5)	$36	$31

        Total provision for loan losses was $60,000 for the quarter ended June 30, 2007, compared to $534,000 for the second quarter of 2006. The majority of the provision for loan loss in the prior quarter was due to charge-offs mandated by the Banks’ regulators to conform to state banking law.

        The level of the provision made in connection with the loans reflects the amount necessary to maintain the allowance for loan losses at an adequate level, based upon Clarkston State Bank’s current analysis of probable incurred losses in its loan portfolio, with respect to loans held at June 30, 2007. Bank management is continuing to evaluate the financial condition of the borrowers and the value of the collateral.

        Non-interest income increased $45,000, or 18.4% for the second quarter of 2007 compared to the same period in 2006. The largest portion of the change in non-interest income was due to increased fees on deposit accounts, which increased $29,000, or 17.5% relative to the same quarter in the prior year. Higher NSF fees were the primary cause of the increase in non-interest income. The Corporation’s large checking account portfolio continues to generate fees, though a review of these fees relative to our local market peers may result in the modification of our fee structure. It is, however, anticipated that any modification of the fee structure will result in increased fee income.

        Non-interest expense was $1.8 million for the first quarter of 2007, a $100,000 or 5.9% increase over the first quarter of 2006 when non-interest expense was $1.7 million. Expenses related to collecting on troubled credits was the primary cause of increase, effecting both salary and benefit expense and professional fees. Salary and benefit costs increased $165,000, or 19.7%. Occupancy expense has decreased $47,000, or 16.8% as a result of the closure of two CSB facilities.

Comparison of Operating Results for the Six Months Ended June 30, 2007 and 2006

        Our net income was $180,000, or $0.14 per diluted share for the six months ended June 30, 2007 compared to a net loss of $552,000, or $0.44 per diluted share for the same period in 2006. The largest portion of the change was due to reduced provision for loan loss, with net interest income and fee income also making positive contributions. These positive numbers were partially offset by increased operating expense and income tax expense.

        Net interest income increased 3.2% or $100,000 from $3.1 million in six months ended June 30, 2006 to $3.2 million for 2007. Higher average balances in earning assets and interest bearing liabilities were the primary cause of the increase in net interest income, though increasing rates also caused an increase.

        Increased average balances added $167,000 to net interest margin compared to the prior year. Average balances in the earning asset portfolio increased $11.1 million, or 5.7%, with decreases in cash and investment securities of $7.9 million being more than offset by the $18.9 million increase in the loan portfolio. On a net basis, these changing average balances in earning assets added $504,000 to net interest income year to date in 2007 relative to 2006. This increase was partially offset by an effective decrease to net interest income of $337,000 caused by increased interest bearing liabilities used to fund the asset growth. Time deposits and FHLB advances increased over this time frame, subtracting $466,000 and $99,000, respectively from net interest income. Non-maturity deposits and federal funds purchased both showed declines in average balance over the prior year, which effectively increased net interest income $128,000 and $99,000, respectively.

        Changes in rates of the various portfolios decreased net interest income by $45,000, with all portfolios experiencing rising rates with the exception of the non-maturity deposit portfolio, which saw a 16 basis point decrease in the cost of funds. The offering rate on money market accounts, which make up the bulk of the non-maturity deposit portfolio, has been lowered by management over the past 4 quarters. It was determined by management that a few larger accounts were driving the cost of the entire money market portfolio and the decision was made to lower the offering rates closer to the middle of the pack relative to local competition to boost the net interest margin. This decrease in rates effectively added $51,000 to the net interest margin for the period. Rising rates in the loan portfolio added $166,000 to the margin, while rising rates in investment securities and federal funds sold added $63,000. These increases were offset by increased rates in the time deposit, federal funds purchased and FHLB advance portfolios which reduced net interest income by $320,000. While management of the banks continue to focus on gathering non-maturity deposit accounts to fund asset growth, the competitive local market would indicate that time deposits (potentially including wholesale funding) will continue to make up the bulk of our new funding.

The following schedule presents the average daily balances, interest income, interest expense and average rates earned and paid for the Corporation’s major categories of assets, liabilities, and shareholders’ equity for the periods indicated (dollars in thousands):

	6 Months ended June 30, 2007			6 Months ended June 30, 2006

	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost

Assets:
Short term investment	$5,533	$149	5.43%	$5,920	$156	5.31%
Securities:
Taxable	34,731	777	4.47%	40,377	883	4.37%
Tax-exempt	8,882	144	3.24%	10,654	174	3.27%
Loans	156,108	5,900	7.62%	137,218	5,024	7.38%

Total earning assets/total
interest income	205,254	6,970	6.85%	194,168	6,237	6.48%
Cash and due from banks	3,935			5,664
Unrealized (loss) on AFS securities	(872)			(1,413)
Allowance for loan loss	(2,706)			(1,968)
All other assets	8,503			6,937

Total assets	214,113			203,388
Liabilities and Stockholders' Equity
Interest bearing deposits:
MMDA, Savings/NOW accounts	59,653	885	2.99%	68,129	1,064	3.15%
Time	93,778	2,332	5.01%	74,213	1,618	4.40%
Fed Funds Purchased	35	1	5.76%	2,750	64	4.69%
FHLB Advances	14,302	358	5.05%	10,200	223	4.41%
Trust Preferred Securities	4,000	162	8.17%	4,000	157	7.92%
Other borrowings	--	--	0.00%	15	1	13.30%

Total interest bearing
liabilities/interest expense	171,768	3,738	4.39%	159,307	3,127	3.96%
Noninterest bearing deposits	21,897			23,665
All other liabilities	5,602			5,638
Stockholders' Equity:
Unrealized holding (loss)	(593)			(931)
Common Stock, Surplus, Retained Earnings	15,439			15,710

Total liabilities and stockholders'
equity	214,113			203,388
Interest spread		3,232	2.46%		3,110	2.52%
Net Interest Margin as a
Percentage of Average
Earnings Assets - FTE			3.18%			3.23%

        Rate / Volume Analysis of Net Interest Income. The following schedule presents the dollar amount of changes in interest income and expense for major components of earning assets and interest-bearing liabilities, distinguishing between changes related to outstanding balances and changes due to interest rates.

(dollars in thousands)	2007 Compared to 2006

	Change Due to Rate	Change Due to Volume	Total Change

Short term investment	$9	$(16)	$(7)
Investment securities - taxable	55	(161)	(106)
Investment securities - tax exempt	(1)	(29)	(30)
Loans, net of unearned income	166	710	876

Total interest income	229	504	733

Interest bearing deposits	197	338	535
Federal funds borrowed	36	(99)	(63)
FHLB advances	36	99	135
Trust preferred securities	5	--	5
Other borrowings	--	(1)	(1)

Total interest expense	274	337	611

Net interest income	$(45)	$167	$122

        Total provision for loan losses was $77,000 for the six months ended June 30, 2007, compared to $1.4 million for the same period in 2006. The large decrease is due to the prior period being abnormally high relative to the Corporation’s history. The level of provision for loan loss is dependent on growth in the loan portfolio and the quality of the loans currently in the portfolio. Management anticipates that the loan portfolio will continue to grow and that the amount currently reserved is adequate to cover losses inherent in the loan portfolio as of June 30, 2007. As such, we anticipate that the amount of provision shown in the current year is more indicative of future amounts than the amount shown in 2006, though given that the provision is largely dependent on the required reserves as indicated by the allowance for loan loss analysis, this can not be determined for certain in advance.

        Non-interest income increased $73,000, or 14.8% for the six months ended June 30, 2007 compared to the same period in 2006. The increase is split somewhat evenly between fees on loan and deposit accounts, gains on sales of mortgage loans and other income, offset slightly by a decrease in gains on sales of securities. Fees on loan and deposit accounts increased $29,000 or 7.8%, due mostly to increased NSF income in the banks’ deposit portfolios. Increased mortgage sale volume increased the gains recognized on those sales 23.5%, or $28,000 over 2006. The increase in other operating income was due in part to increased rents received from tenants in the Holding Company’s offices and also the fact that a $10,000 loss on sale of ORE was included in the 2006 number.

        Non-interest expense was $3.6 million for the six months ended June 30, 2007, a $400,000 or 12.5% increase over the six months ended June 30, 2006 when non-interest expense was $3.2 million. Increased personnel required by the reorganization of the credit area and in the workout area are the primary causes of the increase in salaries and benefit costs. Recruiting fees paid to fill these and other positions and the fact that the accrual for annual bonuses was eliminated during 2006 also contributed to the $400,000, or 25.0% increase in salaries and benefits. Occupancy expense was reduced by $88,000, or 16.5% due mostly to the closing of a grocery store branch and loan operations center at CSB. Professional fees increased $39,000, or 15.4% primarily due to costs related to Sarbanes-Oxley section 404 and costs related to the workout area. The majority of the 20.6%, or $45,000 increase in outside processing fees is due to core processing costs at HVSB. The fees paid to Jack Henry were greatly reduced for a portion of the first quarter of 2006 due to their DeNovo status. Finally, the primary cause of the $57,000, or 13.7% increase in other expense is due to increased deposit premiums assessed to the Banks by the FDIC.

Liquidity and Capital Resources

        We obtained our initial equity capital in an initial public offering of its common stock in November 1998. We have successfully grown through our first five years of operation. In December 2003, we completed an offering of $4.0 million of cumulative preferred securities (“Trust Preferred Securities”) to further support our growth.

        In July 2005, we completed a rights offering which allowed each holder of the Corporation’s common stock as of the June 6, 2005 record date to purchase 1 additional share of common stock for every 4 shares held, while also offering an opportunity to purchase a limited number of shares above their basic subscription right (the over-subscription privilege). A total of 165,776 shares were purchased in the rights offering (63.2% of the 262,192 shares offered). Of the 165,776 shares purchased, 127,183 shares were basic subscriptions and 38,593 shares were over-subscriptions. We received approximately $2,856,000 in net proceeds in connection with the rights offering, which was used to purchase a majority interest in Huron Valley State Bank.

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

Capital Resources at June 30, 2007 (in thousands)

	Tier 1 Leverage Ratio	Tier 1 Capital Ratio	Total Risk-Based Capital Ratio

Minimum regulatory requirement for
Capital adequacy	4.00%	4.00%	8.00%
Well capitalized regulatory level	5.00%	6.00%	10.00%
CSB	7.87%	9.68%	10.75%
HVSB	25.16%	36.90%	37.70%
Consolidated	9.30%	11.68%	12.72%

The following table shows the dollar amounts by which the Corporation’s capital (on a consolidated basis) exceeds current regulatory requirements on a dollar-enumerated basis:

	Tier 1 Leverage	Tier 1 Capital	Total Risk-Based Capital

	(in thousands of dollars)

Capital balances at June 30, 2007
Required regulatory capital	$8,449	$6,727	$13,453
Capital in excess of regulatory minimums	11,200	12,922	7,929

Actual capital balances	$19,649	$19,649	$21,382

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

As indicated by the consolidated statement of cash flows for the six months ended June 30, 2007, operating activities generated $771,000. Normal operations were the primary generator of cash in the current year. Principal paydowns and sales of securities provided $4.6 million year to date, while decreases in the loan portfolio provided $5.0 million. The primary use of funds during the current year was payoffs in the deposit portfolio, which used $12.7 million.

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

Item 1A.      Risk Factors

         As of June 30, 2007, there have been no material changes in the discussion pertaining to risk factors as disclosed in the Company’s Form 10-K for the year ended December 31, 2006.

Item 2.      Changes in Securities and Use of Proceeds.

None.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Submission of Matters to a Vote of Securities Holders

The annual meeting was held on April 26, 2007. At the meeting, two directors were elected, each for a three year term. The votes were as follows:

		Vote
Director Nominee:	Term Expires	For:	Withheld:

Edwin L. Adler	2010	805,116	262,063
Thomas E. Kimble	2010	805,116	262,063
John H. Welker	2010	805,116	262,063

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

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARKSTON FINANCIAL CORPORATION /s/ Edwin L. Adler —————————————— Edwin L. Adler Chairman of the Board and Chief Executive Officer

/s/ James W. Distelrath —————————————— James W. Distelrath Chief Financial Officer

DATE: August 13, 2007

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