Form 10QSB
period 2007-09-30
CLARKSTON FINANCIAL CORP
filed 2007-11-14
CIK 1068366

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

_________________

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,273,734 shares of the Corporation’s Common Stock (no par value) were outstanding as of November 14, 2007.

Transitional Small Business Disclosure Format (check one):  Yes         No   X

INDEX

		Page Number(s)
Part I	Financial Information (unaudited):

	Item 1.
	Condensed Consolidated Financial Statements		3
	Notes to Condensed Consolidated Financial Statements		7

	Item 2.
	Management's Discussion and Analysis of
	Financial Condition and Results of Operations		14

	Item 3.
	Controls & Procedures		27

Part II.	Other Information

	Item 1.
	Legal Proceedings		28

	Item 2.
	Changes in Securities and Use of Proceeds		28

	Item 3.
	Defaults Upon Senior Securities		28

	Item 4.
	Submission of Matters to a Vote of Securities Holders		28

	Item 5.
	Other Information		28

	Item 6.
	Exhibits and Reports on Form 8-K		28

Signatures			29

Part I Financial Information (unaudited)

CLARKSTON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2007 (unaudited) and December 31, 2006
(dollars in thousands)

	September 30, 2007	December 31, 2006

	(Unaudited)

ASSETS

Cash and cash equivalents
Total cash and due from banks	$4,340	$5,848
Federal funds sold	4,276	7,472

Total cash and cash equivalents	8,616	13,320

Securities available for sale, at fair value	37,372	43,864

Loans held for sale	645	120

Loans
Total loans	148,483	157,715
Less: Allowance for loan losses	(2,766)	(2,750)

Net loans	145,717	154,965

Banking premises and equipment	7,227	4,730
Deferred tax asset	970	757
Interest receivable and other assets	3,156	2,622

Total assets	$203,703	$220,378

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Noninterest-bearing	$24,401	$23,922
Interest-bearing	147,041	158,119

Total deposits	171,442	182,041

Advances from Federal Home Loan Bank of Indianapolis	10,700	15,200
Junior subordinated debentures held by
unconsolidated subsidiary trust	4,000	4,000
Interest payable and other liabilities	994	1,176

Total liabilities	187,136	202,417

Minority interest in consolidated subsidiary	3,014	3,195

Shareholders' equity
Common stock, no par value: 10,000,000 shares authorized; 1,273,734 shares issued and outstanding as of September 30, 2007 and December 31,
2006	6,297	6,245
Capital surplus	6,297	6,245
Restricted stock - unearned compensation	(19)	(38)
Retained earnings	1,435	2,898
Accumulated other comprehensive loss	(457)	(584)

Total shareholders' equity	13,553	14,766

Total liabilities and shareholders' equity	$203,703	$220,378

See accompanying notes to consolidated financial statements

CLARKSTON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
Three and Nine Month Periods Ended September 30, 2007 and September 30, 2006
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended Sept 30, 2007	Three Months Ended Sept 30, 2006	Nine Months Ended Sept 30, 2007	Nine Months Ended Sept 30, 2006

Interest Income
Loans, including fees	$2,720	$2,820	$8,620	$7,838
Securities
Taxable	355	435	1,134	1,318
Tax-exempt	72	86	215	260
Federal funds sold	64	122	213	278

Total interest income	3,211	3,463	10,182	9,694

Interest Expense
Deposits	1,567	1,571	4,784	4,253
Borrowings	238	215	759	660

Total interest expense	1,805	1,786	5,543	4,913

Net Interest Income	1,406	1,677	4,639	4,781

Provision for loan losses	2,561	269	2,638	1,635

Net interest income
After provision for loan losses	(1,155)	1,408	2,001	3,146

Noninterest income
Gain on sale of securities	--	--	(2)	3
Gain on sale of loans	50	82	196	201
Service charges and other fees	198	184	600	557
Other income	12	(8)	29	(5)

Total noninterest income	260	258	823	756

Noninterest expense
Salaries and benefits	783	808	2,754	2,438
Occupancy expense	212	259	658	793
Computer and data processing expenses	129	103	393	322
Advertising and public relations	49	57	193	198
Professional fees	231	141	524	395
Other expense	271	173	746	590

Total noninterest expense	1,675	1,541	5,268	4,736

Income/(loss) before federal income tax expense and minority interest	(2,570)	125	(2,444)	(834)

Federal income tax expense/(benefit)	(873)	86	(785)	(194)

Income/(loss) before minority interest	(1,697)	39	(1,659)	(640)

Minority interest in net loss of consolidated subsidiary	(55)	(66)	(196)	(193)

Net income/(loss)	$(1,642)	$105	$(1,463)	$(447)

Basic earnings/(loss) per share	$(1.29)	$0.08	$(1.16)	$(0.36)

Diluted earnings/(loss) per share	$(1.28)	$0.08	$(1.15)	$(0.36)

See accompanying notes to consolidated financial statements.

CLARKSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Nine Month Period ended September 30, 2007
(dollars in thousands)
(unaudited)

	Common Stock	Capital Surplus	Unearned Comp.	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

Balance, December 31, 2006	$6,245	$6,245	$(38)	$2,898	$(584)	$14,766

Issuance of stock	52	52				104

Recognition of compensation for
restricted stock award			19			19

Comprehensive income:

Net loss for the nine months ended
September 30, 2007				(1,463)		(1,463)

Change in unrealized loss on
securities available for sale
net of tax of ($52)					127	127

Net comprehensive loss				(1,463)	(127)	(1,590)

Balance, September 30, 2007	$6,297	$6,297	$(19)	$1,435	$(457)	$13,553

CLARKSTON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Month Periods ended September 30, 2007 and September 30, 2006
(dollars in thousands)
(unaudited)

	Nine Months Ended Sept 30, 2007	Nine Months Ended Sept 30, 2006

Net Cash Provided by Operating Activities:
Net cash provided by operating activities	$1,139	$1,417

Cash Flows from Investing Activities:
Net (increase)/decrease in loans	5,682	(20,474)
Purchase of available-for-sale securities	--	(3,214)
Proceeds from sales of available-for-sale securities	6,546	4,531
Property and equipment expenditures	(2,791)	(1,131)

Net cash (used in)/provided by investing activities	9,437	(20,288)

Cash Flows from Financing Activities:
Increase/(decrease) in deposits	(10,599)	20,578
Increase in federal funds purchased	--	3,500
Advances from Federal Home Loan Bank	10,500	--
Repayments of advances from Federal Home Loan Bank	(15,000)	--
Proceeds from sale of stock	--	--
Resources used by minority interest	(181)	(184)

Net cash provided by/(used in) financing activities	(15,280)	23,894

Net increase/(decrease) in cash and cash equivalents	(4,704)	5,023
Cash and cash equivalents at beginning of period	13,320	8,090

Cash and cash equivalents at end of period	$8,616	$13,113

Supplemental Cash Flow Information - Cash paid for:
Interest	5,441	4,393
Taxes	--	--

Significant Noncash Activities:
Transfer from loans to repossessed assets	928	--

See accompanying notes to consolidated financial statements.

NOTE 1 — BASIS OF FINANCIAL STATEMENT PRESENTATION

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

All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations, and cash flows, have been made. The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

Certain amounts in prior period’s financial statements have been reclassified to conform to the current period’s presentation.

NOTE 2 — PRINCIPLES OF CONSOLIDATION

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

NOTE 3 — STOCK BASED COMPENSATION

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

NOTE 3 — STOCK BASED COMPENSATION (CONTINUED)

The Company recognizes compensation expense related to restricted stock awards over the period the services are performed. No options were granted during 2007. The Company determined that implementation of SFAS No. 123(R) did not have a material impact on the financial results of the Company.

The following table summarizes stock option transactions for both plans and the related average exercise prices for the three month periods ended September 30:

	2007		2006

	Number of shares	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price

Options outstanding - Beginning of Year	35,522	$9.09	49,536	$9.09
Options granted - Employee Plan	--	--	--	--
Options exercised	(11,504)	--	--	--
Options expired	--	--	--	--

Options Outstanding - End of Period	24,018	$9.09	49,536	$9.09

NOTE 3 — STOCK BASED COMPENSATION (CONTINUED)

The following table shows summary information about fixed stock options outstanding at September 30, 2007:

	Stock Options Outstanding and Exercisable

	Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

Contingent	$9.09	12,030	1.2 years	$9.09	$28,992
Non-contingent	9.09	11,988	1.2 years	9.09	28,891

NOTE 4 — EARNINGS PER SHARE

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

Earnings per share have been computed based on the following: (in dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

	(unaudited)

Net income/(loss) available to common
stockholders	$(1,642)	$105	$(1,464)	$(447)

Average number of common shares
outstanding	1,274	1,246	1,267	1,246
Effect of dilutive options	6	16	7	18

Average number of common shares
outstanding used to calculate diluted
earnings/(loss) per common share	1,280	1,262	1,274	1,264

Number of antidilutive stock options excluded
from diluted earnings per share computation	--	--	--	--

NOTE 5 — SECURITIES

The Bank does not have any securities in its portfolio that are classified as held to maturity. All securities are classified as available for sale and the amortized cost and fair values of those securities are as follows (dollars in thousands):

Available for Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

September 30, 2007 (unaudited)
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$4,906	$10	$7	$4,909
Mortgage-backed securities	21,624	13	430	21,207
Collateralized mortgage obligations	2,684	--	67	2,617
Obligations of state and political subdivisions	8,839	--	200	8,639

	$38,053	$23	$704	$37,372

December 31, 2006
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$7,353	$8	$40	$7,321
Mortgage-backed securities	25,496	5	561	24,940
Collateralized mortgage obligations	2,977	--	85	2,892
Obligations of state and political subdivisions	8,899	3	191	8,711

	$44,725	$17	$877	$43,864

NOTE 6 — LOANS

Loans are as follows (dollars in thousands):

	September 30, 2007 (unaudited)	December 31, 2006

Commercial	$16,676	$23,917

Real estate:
Commercial	92,824	91,007
Residential	18,271	19,331
Construction	18,350	21,206

Total real estate	129,445	131,544

Consumer	2,362	2,254

Total	$148,483	$157,715

NOTE 6 — LOANS (CONTINUED)

Activity in the allowance for loan losses is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Balance - Beginning of period	$1,733	$1,560	$2,750	$1,930
Provision charged to operations	2,561	269	2,638	1,635
Charge-offs	(1,542)	(17)	(3,034)	(1,783)
Recoveries	13	243	412	273

Balance - End of period	$2,766	$2,055	$2,766	$2,055

Allowance for loan losses to total
loans	1.86%	1.35%	1.86%	1.35%

NOTE 7 — DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	September 30, 2007 (Unaudited)	December 31, 2006

Non-interest bearing demand deposit accounts	$24,401	$23,922
Interest-bearing demand deposit accounts	4,133	5,418
Savings accounts	3,868	4,183
Money market accounts	46,613	52,004
Certificates of deposit	92,427	96,514

Total deposits	$171,442	$182,041

NOTE 8 — FHLB ADVANCES

The Company has various term advances from the Federal Home Loan Bank of Indianapolis (“FHLB”) with fixed and variable interest rates ranging from 3.75% to 4.86% at September 30, 2007 and December 31, 2006. The weighted average interest rate at September 30, 2007 is 4.18%. Maturity dates range from November 2007 to October 2010. The weighted average remaining maturity at September 30, 2007 is 499 days, or February 10, 2009. Advances from the FHLB are collateralized by qualifying investment securities with estimated market values of $18,900,000 and $16,300,000 at September 30, 2007 and December 31, 2006. The advances are due in full at maturity and the fixed rate advances are subject to a prepayment penalty if repaid prior to maturity.

NOTE 9 — MINIMUM REGULATORY CAPITAL REQUIREMENTS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for Banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide five classifications, well capitalized, adequately capitalized, undercapitalized and critical undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Banks and the Corporation were well-capitalized as of September 30, 2007 and December 31, 2006.

The Banks’ and Corporation’s actual capital amounts and ratios as of September 30, 2007 and December 31, 2006 are presented in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To be Well-Capitalized

	Amount	Ratio (Percent)	Amount	Ratio (Percent)	Amount	Ratio (Percent)

As of September 30, 2007:
Total risk-based capital
(to risk weighted assets)
CSB	$14,637	10.02	$11,684	8.00	$14,605	10.00
HVSB	6,989	36.60	1,527	8.00	1,910	10.00
Tier I Capital
(to risk weighted assets)
CSB	$12,798	8.76	$5,842	4.00	$8,763	6.00
HVSB	6,833	35.78	764	4.00	1,146	6.00
Tier I Capital
(to average assets)
CSB	$12,798	7.28	$7,033	4.00	$8,792	5.00
HVSB	6,833	24.55	1,113	4.00	1,391	5.00
As of December 31, 2006:
Total risk-based capital
(to risk-weighted assets)
CSB	$15,858	10.05	$12,622	8.00	$15,778	10.00
HVSB	7,387	45.69	1,293	8.00	1,617	10.00
Tier I Capital
(to risk weighted assets)
CSB	$13,878	8.80	$6,311	4.00	$9,467	6.00
HVSB	7,256	44.88	674	4.00	970	6.00
Tier I Capital
(to average assets)
CSB	$13,878	7.44	$7,464	4.00	$9,329	5.00
HVSB	7,256	34.22	848	4.00	1,060	5.00

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

At September 30, 2007 and December 31, 2006, the following financial instruments were outstanding whose contract amounts represent credit risk (dollars in thousands):

	September 30, 2007 (Unaudited)	December 31, 2006

Commitments to grant loans	$15,064	$11,933
Unfunded commitments under lines of credit	20,125	25,238
Commercial and standby letters of credit	90	108

NOTE 11 — RECENT ACCOUNTING PRONOUNCEMENTS

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

The principal markets for financial services provided are in the northern Oakland County communities in which the Banks are located and the areas immediately surrounding these communities. The Banks serve these markets through 6 locations in or near their communities. The Banks do not have any material foreign assets or income.

Our principal source of revenue is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 78.3% of total revenue year to date in 2007 compared to 75.0% year to date in 2006. The share of total revenue from interest and fees on loans increased in the current year due to the combination or continued loan growth and decreased investment security balances. Revenue share of interest from investments (including Federal Funds sold), decreased to 14.2%, from 17.8% year over year. Noninterest income was relatively flat, increasing to 7.5%, compared to 7.2% in 2007 and 2006, respectively.

The formation of HVSB in 2005 was a significant event for Clarkston Financial Corporation. We own 55% of the outstanding shares of common stock of HVSB. The remaining 45% is owned by private investors. We expect to recognize operating losses from HVSB in the near term as the Bank grows out of the de novo stage.

Critical Accounting Policies

As of September 30, 2007, there have been no material changes in the disclosures regarding critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2006. The Company’s critical accounting policies are described in the financial section of its 2006 Annual Report. Management believes its critical accounting policies relate to the valuation of the allowance for loan losses, income taxes and stock-based compensation.

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

        Our total assets decreased by $16.7 million or 7.6% to $203.7 million at September 30, 2007, from $220.4 million at December 31, 2006. On a consolidated basis, cash, investment securities and loans all decreased, while fixed assets and other assets showed increases over year end.

        Cash and cash equivalents, which include federal funds sold and short-term investments, decreased $4.7 million or 35.3% to $8.6 million at September 30, 2007 from $13.3 million at December 31, 2006. This decrease is directly related to the paydown of variable rate FHLB advances. In the current rate environment the spread between fed funds sold and variable rate FHLB advances is negative, and as a result, management paid down the borrowings with excess cash to increase the net interest margin.

        Securities decreased $6.5 million or 14.8% to $37.4 million at September 30, 2007 from $43.9 million at December 31, 2006. The decrease in securities was due primarily to principal paydowns on mortgage backed securities. The Corporation continues to have excellent liquidity and will monitor its level of securities to ensure proper liquidity is maintained. While there are a number of securities that have market values less than 95% of the book value, and could be construed as impaired relative to market value, management has the intent and ability to hold these specific securities until maturity and no loss is expected to be realized on these securities. As a result, the value of these securities have not been written down as of September 30, 2007. All of the Corporation’s mortgage backed securities were issued by either FHLMC, FNMA or GNMA, and therefore carry the implicit guarantee (explicit in the part of GNMA) of the US Treasury. The Corporation does not have any exposure to sub-prime loans in it’s security portfolio.

        Total portfolio loans decreased by $9.2 million or 5.8% to $148.5 million at September 30, 2007 from $157.7 million at December 31, 2006. The difficult economic climate in Michigan and competitive pressures in the banks’ contiguous markets has created a challenging environment in which to make loans. HVSB’s portfolio increased $2.4 million over December 31, 2007, while CSB’s portfolio decreased $11.7 million over the same period. The loan production at both of the subsidiary banks is well behind the original budget, largely caused by the stagnant lending market and tighter credit standards. The large decrease at CSB is the result of charge-offs as well as the non-renewal of a number of deals which fit a risk profile that the Bank no longer was willing to lend to. Given the current market conditions, no significant loan production is expected in the near term. The trend in the mix of loans within the portfolio continued as it has for the prior few quarters, with commercial real estate increasing to 62.5% of the portfolio, up from 57.7%, while commercial non-real estate loans declined to 11.2% from 15.2%. The other portfolios were relatively flat. The aforementioned non-renewal of particular concentrations is the primary cause of the decrease in commercial non-real estate loans. This decrease caused the change in share, as the commercial real estate portfolio was relatively flat in dollars.

        Nonperforming loans increased $3.3 million during the quarter and are made up of sixteen relationships at September 30, 2007, an increase of nine relationships compared to the prior quarter. Activity on nonperforming loans is shown in the table below.

(dollars in thousands)	Nonaccrual	90 days past due and still accruing	Total Nonperforming

	(unaudited)	(unaudited)

Beginning balance, December 31, 2006	$2,431	$855	$3,286
Charge offs	(20)	--	(20)
Transferred to repossessed assets	(335)	--	(335)
Paid off	(69)	--	(69)
Brought current by borrower	--	(730)	(730)
Loan sold	--	--	--
Collateral sold	(190)	--	(190)
Principal paydowns	--	--	--
Additions	688	--	688

Balance, March 31, 2007	$2,505	$125	$2,630
Charge offs	(330)	--	(330)
Transferred to repossessed assets	(392)	--	(392)
Paid off	--	(125)	(125)
Brought current by borrower	--	--	--
Loan sold	--	--	--
Collateral sold	(351)	--	(351)
Principal paydowns	(14)	--	(14)
Additions	798	113	911

Balance, June 30, 2007	$2,216	$113	$2,329

Charge offs	(868)	--	(868)
Transferred to repossessed assets	--	--	--
Migrated from 90 days to nonaccrual	113	(113)	--
Paid off	(2)	--	(2)
Brought current by borrower	(1)	--	(1)
Loan sold	--	--	--
Collateral sold	--	--	--
Principal paydowns	--	--	--
Additions	3,895	199	4,094

Balance, June 30, 2007	$5,353	$199	$5,552

        Management believes that the nonperforming and watch credits are adequately reserved for and that the allowance for loan loss in total is adequate. The centralization of the credit function at the holding company should allow us to mitigate the credit risk prospectively. In accordance with our policy, loans that are well secured and in the process of collection are not put on non-accrual status. All loans greater than 90 days delinquent, regardless of accrual status, are included on management’s watch list and monitored monthly. Management is working through these credits and believes that any losses inherent in these credits are adequately reserved for in the allowance for loan loss.

The table below shows the composition and amount of our nonperforming assets.

	September 30, 2007	December 31, 2006

	(unaudited)

(dollars in thousands)

Nonaccrual loans
Secured by real estate	$4,929	$2,216
Secured by other than real estate	424	215
Loans 90 days past due and still accruing
Secured by real estate	199	835
Secured by other than real estate	-	20

Total nonperforming loans	5,552	3,286

Foreclosed and repossessed assets	555	3

Total nonperforming assets	$6,107	$3,289

Nonperforming assets to total loans	4.11%	2.08%
Nonperforming assets to total assets	3.00%	1.49%

        The allowance for loan losses as of September 30, 2007 was $2.8 million representing approximately 1.86% of total loans outstanding, compared to $2.8 million, or 1.74% of loans outstanding as of December 31, 2006. Management believes that the high risk credits are appropriately reserved for and are all being monitored appropriately. At the same time, the economic climate in the Banks’ home state is not favorable and the possibility for additional losses caused by this economic weakness still exists. We believe that the allowance for loan losses is sufficient to cover losses inherent in the portfolio.

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

        Total premises and equipment increased $2.5 million, or 53.2% to $7.2 million at September 30, 2007 from $4.7 million at December 31, 2006. This increase is due to the purchase of land on which HVSB’s new main office is being constructed, construction in progress related to that facility and the building in which the holding company’s operations are housed and renovation of one of CSB’s branches.

        Total deposit balances decreased $10.6 million or 5.8% to $171.4 million at September 30, 2007 from $182.0 million at December 31, 2006. Noninterest bearing deposits increased $479,000, or 2.0% compared to December 31, 2006, while interest bearing deposits decreased $11.1 million, or 7.0% over the same period. All of the interest bearing deposit portfolios decreased during 2007, with time deposits falling 4.3%, or $4.1 million, money market accounts falling 10.4%, or $5.4 million and savings and interest bearing checking falling $1.6 million, or 16.7% combined. The changes in the loan portfolio discussed above created excess funds over the new assets that were funded and management took advantage of this situation to allow some higher cost time deposits to roll off and also to lower the rate on the money market account which caused some runoff.

        To the extent we experience significant loan growth time deposits will likely be the primary source of funding, including wholesale funds, though this situation is not anticipated. We had less than $5.0 million in wholesale funds at the end of the quarter, comprising less than 3% of total deposits. The local market for deposits is extremely competitive, and we continue to focus on gathering lower cost savings and DDA accounts to fund our future growth and reduce our reliance on higher cost time deposits. Numerous marketing campaigns have been run during the current year, to varying degrees of success, and management is attempting to focus the marketing budget on campaigns which will generate demand and savings accounts as opposed to print advertising for time deposits. When time deposit funding is needed, management feels that the total cost of wholesale funds is less than what would be required to raise a similar level of funds through retail outlets. Additionally, as noted above, we would prefer that the branch staff remain focused on gathering and servicing lower cost non-time deposits, rather than opening a large quantity of certificates. Overall, we believe that the transition to utilizing the wholesale market will contribute positively to the margin given sound execution of the other aspects of the funding plan.

        CSB is a member of the Federal Home Loan Bank of Indianapolis, and utilizes advances from this institution to bolster liquidity. At September 30, 2007, we have $10.7 million in advances outstanding. Advances of $10.5 million and repayments of $15.0 million combined to cause the $4.5 million decrease in total advances outstanding. The Corporation continues to view the FHLB as a source of liquidity and may borrow additional funds as market conditions dictate.

        We have no other off-balance sheet liabilities other than commitments to extend credit in the form of letters and lines of credit.

        As of September 30, 2007, we had retained earnings of $1.4 million compared to $2.9 million at December 31, 2006 which was the result of a net loss of $1.5 million. Accumulated other comprehensive loss saw a decrease of $127,000, or 21.8%. This decrease was the result of changes in interest rates causing an increase in the market value of the Corporation’s security portfolio. We do not believe that the value of any of the securities in the portfolio are permanently impaired.

Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006

        Our net loss was $1.6 million, or $1.28 per diluted share for the third quarter of 2007 compared to net income of $105,000, or $0.08 per diluted share for the third quarter of 2006. The net loss was caused primarily by decreased net interest margin, increased loan loss provisions and other collection related expenses.

        Net interest income decreased 16.2% or $271,000 from $1.67 million in the third quarter of 2006 to $1.41 million for 2007. The primary contributor to the decrease was the reversal of interest on loans that were placed on non-accrual status during the quarter and the increased balances on loans that were not accruing interest. Non-accrual loans increased from $1.7 million at September 30, 2006 to $5.4 million at September 30, 2007. While earning assets in total decreased by 4.9% to $194.3 million at September 30, 2007 from $204.2 million at September 30, 2006, the change in the mix of earning assets actually added $182,000 to the margin. The decrease in earning assets was primarily caused by decreases in cash and investments, while the loan portfolio increased a modest 3.1%. This decrease in earning assets allowed us to decrease interest bearing deposits, which fell by 4.2%, or $6.4 million. This decrease effectively added $36,000 to the net interest margin. Changes in rates reduced net interest income by $489,000, as the cost of interest bearing funds increased 20 basis points, while the yield on earning assets fell by 17 basis points. The margin also benefited from non-interest bearing funds remaining flat. While the competitive market for deposits in the Banks’ primary market areas suggests that time deposits will continue to increase as a percent of total funding sources, the banks are devising marketing strategies to counteract this trend and raise non-time deposits.

The following schedule presents the average daily balances, interest income, interest expense and average rates earned and paid for the Corporation’s major categories of assets, liabilities, and shareholders’ equity for the periods indicated (dollars in thousands):

	3 Months ended Sept. 30, 2007			3 Months ended Sept. 30, 2006

	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost

Assets:
Short term investment	$4,719	$64	5.38%	$9,046	$122	5.35%
Securities:
Taxable	31,039	355	4.57%	39,328	435	4.42%
Tax-exempt	8,852	72	3.25%	10,620	86	3.24%
Loans	149,675	2,720	7.21%	145,204	2,820	7.71%

Total earning assets/total
interest income	194,284	3,211	6.56%	204,199	3,463	6.73%
Cash and due from banks	4,894			4,504
Unrealized (loss) on AFS securities	(1,084)			(1,673)
Allowance for loan loss	(1,716)			(1,598)
All other assets	9,761			7,284

Total assets	206,139			212,716
Liabilities and Stockholders' Equity
Interest bearing deposits:
MMDA, Savings/NOW accounts	55,704	417	2.97%	65,124	517	3.15%
Time	91,047	1,150	5.01%	88,067	1,054	4.75%
Fed Funds Purchased	937	12	5.08%	1,375	17	4.90%
FHLB Advances	10,972	134	4.85%	10,200	111	4.32%
Trust Preferred Securities	4,000	92	9.12%	4,000	87	8.63%
Other borrowings	--	--	0.00%	--	--	0.00%

Total interest bearing
liabilities/interest expense	162,661	1,805	4.40%	168,767	1,786	4.20%
Noninterest bearing deposits	24,105			24,103
All other liabilities	4,523			5,620
Stockholders' Equity:
Unrealized holding (loss)	(749)			(1,165)
Common Stock, Surplus, Retained	15,598			15,392

Earnings
Total liabilities and stockholders' equity	206,139			212,716
Interest spread		1,406	2.15%		1,677	2.53%
Net Interest Margin as a
Percentage of Average
Earnings Assets			2.87%			3.26%

        Rate / Volume Analysis of Net Interest Income. The following schedule presents the dollar amount of changes in interest income and expense for major components of earning assets and interest-bearing liabilities, distinguishing between changes related to outstanding balances and changes due to interest rates.

	Three Months Ended September 30, 2007 Compared to 2006

(dollars in thousands)	Change Due to Rate	Change Due to Volume	Total Change

Short term investment	$5	$(63)	$(58)
Investment securities - taxable	91	(171)	(80)
Investment securities - tax exempt	3	(17)	(14)
Loans, net of unearned income	(533)	433	(100)

Total interest income	(434)	182	252

Interest bearing deposits	32	(72)	(4)
Federal funds borrowed	4	36	(5)
FHLB advances	14	(9)	23
Trust preferred securities	5	9	5
Other borrowings	--	--	--

Total interest expense	55	(36)	19

Net interest income	$(489)	$218	$(271)

        Total provision for loan losses was $2.6 million for the third quarter ended September 30, 2007, compared to $300,000 for the third quarter of 2006. During the quarter the Corporation obtained detrimental information regarding a number of impaired credits which not only resulted in significant charge-offs, but also required significant additional reserves against other impaired credits. As stated previously, our analysis indicates that the allowance for loan losses is adequate to absorb the losses inherent in the portfolio as of September 30, 2007, but economic conditions in the Corporation’s primary markets could lead to further significant losses in the future.

        Non-interest income was virtually flat, increasing $2,000, or less than 1% for the third quarter of 2007 compared to the same period in 2006. Fees on deposit accounts increased by 7.6% over the prior year. Other income also increased over the prior year, primarily due to increased rental income at the holding company. Gains on sales of loans declined 39.0% from the prior year, due to decreased originations of mortgage loans.

        Non-interest expense was $1.67 million for the third quarter of 2007, a $134,000 or 8.6% increase over the third quarter of 2006 when non-interest expense was $1.5 million. The largest percentage increase in non-interest expense was seen in professional fees, which increased $90,000, or 63.8% over the prior year. Collection efforts on problem credits and preparation for compliance with Sarbanes Oxley Section 404 were the primary catalysts of this increase. Other expense showed the largest dollar variance, increasing $98,000, or 56.7%. Increased FDIC premiums and assessments made up almost 50% of this variance, with directors fees, and amortization of debt issue costs also showing somewhat significant increases. The increased premiums and assessments are due to required contributions to the bank insurance fund and the acceleration of the debt issue cost reflects changes in the trust preferred market pricing structure and our view that we may be able to reduce our interest cost by refinancing this debt in 2008. Salaries and benefits shows a decrease year over year primarily due to the reversal of the incentive compensation accrual in the current quarter. The Corporation’s financial results will most likely preclude any significant incentive compensation payouts. Occupancy expense declined in the current quarter relative to the same period last year by $47,000 or 18.2% mostly due to the closing of a retail branch and loan center at Clarkston State Bank.

Comparison of Operating Results for the Nine Months Ended September 30, 2007 and 2006

        Our net loss was $1.5 million, or $1.15 per diluted share for the nine months ended September 30, 2007 compared to a net loss of $447,000, or $0.36 per diluted share for the same period in 2006. The net loss was caused primarily by increased loan loss provisions..

        Net interest income decreased 4.2% or $142,000 from $4.78 million in 2006 to $4.64 million for 2007. The primary contributor to the decrease was the changes in interest rates on our various portfolios. The yield on earning assets increased 19 basis points over the prior year while the cost of funds increased 39 basis points. This negative variance reduced net interest income by $234,000. Continued reliance on time deposits as the source of funding, and the related competitive environment for gathering these deposits was the main reason for the increase in cost of funds, as on a net basis the cost of non-time deposit funding sources actually declined. Unfortunately, the competitive market for demand deposits in the Banks’ primary market areas suggests that time deposits will continue to increase as a percent of total funding sources. Changes in volume of the portfolios effectively added $92,000 to the net interest margin, with increases in loans more than offsetting declines in investments and increases in time deposits.

The following schedule presents the average daily balances, interest income, interest expense and average rates earned and paid for the Corporation’s major categories of assets, liabilities, and shareholders’ equity for the periods indicated (dollars in thousands):

	9 Months ended Sept. 30, 2007			9 Months ended Sept. 30, 2006

	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost

Assets:
Short term investment	$5,262	$213	5.41%	$6,962	$278	5.34%
Securities:
Taxable	33,500	1,134	4.51%	40,027	1,318	4.39%
Tax-exempt	8,872	215	3.23%	10,643	260	3.26%
Loans	153,963	8,620	7.49%	139,880	7,838	7.49%

Total earning assets/total
interest income	201,597	10,182	6.75%	197,512	9,694	6.56%
Cash and due from banks	4,255			5,277
Unrealized (loss) on AFS securities	(943)			(1,500)
Allowance for loan loss	(2,376)			(1,845)
All other assets	8,922			7,053

Total assets	211,455			206,497
Liabilities and Stockholders' Equity
Interest bearing deposits:
MMDA, Savings/NOW accounts	58,336	1,302	2.98%	67,127	1,581	3.15%
Time	92,868	3,482	5.01%	78,831	2,672	4.53%
Fed Funds Purchased	538	20	4.97%	2,292	81	4.73%
FHLB Advances	13,192	485	4.92%	10,200	335	4.39%
Trust Preferred Securities	4,000	254	8.49%	4,000	243	8.12%
Other borrowings	--	--	0.00%	10	1	13.22%

Total interest bearing
liabilities/interest expense	162,460	5,543	4.39%	162,460	4,913	4.04%
Noninterest bearing deposits	22,633			23,811
All other liabilities	5,040			5,631
Stockholders' Equity:
Unrealized holding (loss)	(645)			(1,009)
Common Stock, Surplus, Retained Earnings	15,492			15,604

Total liabilities and stockholders' equity	211,455			206,497
Interest spread		4,639	2.37%		4,781	2.52%
Net Interest Margin as a
Percentage of Average
Earnings Assets			3.08%			3.24%

        Rate / Volume Analysis of Net Interest Income. The following schedule presents the dollar amount of changes in interest income and expense for major components of earning assets and interest-bearing liabilities, distinguishing between changes related to outstanding balances and changes due to interest rates.

	Nine Months Ended September 30, 2007 Compared to 2006

(dollars in thousands)	Change Due to Rate	Change Due to Volume	Total Change

Short term investment	$6	$(71)	$(65)
Investment securities - taxable	57	(241)	(184)
Investment securities - tax exempt	(2)	(43)	(45)
Loans, net of unearned income	(11)	793	782

Total interest income	50	438	488

Interest bearing deposits	223	(308)	(85)
Federal funds borrowed	7	(68)	(61)
FHLB advances	43	107	150
Trust preferred securities	11	--	11
Other borrowings	--	(1)	(1)

Total interest expense	284	346	630

Net interest income	$(234)	$92	$(142)

        Total provision for loan losses was $2.6 million for the nine months ended September 30, 2007, compared to $1.6 million for the same period in 2006. Poor economic conditions in the Corporation's primary market areas have caused increased charge-offs and also required significant additional reserves against other impaired credits. As stated previously, our analysis indicates that the allowance for loan losses is adequate to absorb the losses inherent in the portfolio as of September 30, 2007, but economic conditions in the Corporation’s primary markets could lead to further significant losses in the future.

        Non-interest income increased $67,000, or 8.9% for the nine months ended September 30, 2007 compared to the same period in 2006. The largest portion of the change in non-interest income was due to increased fees on deposit accounts, which increased $43,000, or 7.7% relative to the same quarter in the prior year. Over 50% of this variance was due to increased volume of non-sufficient funds fees, with the rest spread somewhat evenly over a variety of fees. Gains on sale of mortgage loans were relatively flat in the current year compared to the prior year. Local real estate market conditions are very poor contributing to very low purchase business, and long-term rates are still above those seen in the preceding few years reducing chances for refinance business. Management expects that as local market conditions stabilize and rates begin to fall this volume will pick up providing more opportunities for fee income.

        Non-interest expense was $5.3 million for the nine months ended September 30, 2007, a $600,000 or 12.8% increase over the nine months ended September 30, 2006 when non-interest expense was $3.2 million. Salary costs and recruiting fees related to increased personnel required by the reorganization of the credit area and in the workout area are the primary causes of the increase in salaries and benefit costs. Occupancy expense was reduced by $135,000, or 17.0% due mostly to the closing of a grocery store branch and loan operations center at CSB. Professional fees increased $129,000, or 32.7% primarily due to costs related to Sarbanes-Oxley Section 404 and the workout area. The majority of the 22.1%, or $71,000 increase in outside processing fees is due to core processing costs at HVSB. The fees paid to Jack Henry were greatly reduced for a portion of the first quarter of 2006 due to their DeNovo status. Finally, the primary causes of the $157,000, or 26.7% increase in other expense are increased deposit premiums assessed to the Banks by the FDIC, director compensation expense (which was suspended for most of 2006) and accelerated amortization of the debt issuance cost to ensure that the costs are fully amortized at the call date.

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

        Management is evaluating a number of capital raising options in order to support our expected level of deposit and loan growth and to otherwise meet our capital requirements for the foreseeable future.

Capital Resources at September 30, 2007 (in thousands)

	Tier 1 Leverage Ratio	Tier 1 Capital Ratio	Total Risk-Based Capital Ratio

Minimum regulatory requirement for
Capital adequacy	4.00%	5.00%	8.00%
Well capitalized regulatory level	5.00%	6.00%	10.00%
CSB	7.28%	8.76%	10.02%
HVSB	24.55%	35.78%	36.60%

The following table shows the dollar amounts by which the Corporation’s capital (on a consolidated basis) exceeds current regulatory requirements on a dollar-enumerated basis:

	Tier 1 Leverage	Tier 1 Capital	Total Risk-Based Capital

	(in thousands of dollars)

Capital balances at September 30, 2007
Required regulatory capital	$8,246	$6,653	$13,305
Capital in excess of regulatory minimums	9,765	11,358	6,797

Actual capital balances	$18,011	$18,011	$20,102

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

As indicated by the consolidated statement of cash flows for the nine months ended September 30, 2007, operating activities generated $1,139,000. Normal operations were the primary generator of cash in the current year. Principal paydowns and sales of securities provided $6.5 million year to date, while decreases in the loan portfolio provided $5.7 million. The primary use of funds during the current year was payoffs in the deposit portfolio, which used $10.6 million and net repayment of FHLB advances of $4.5 million.

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

Item 1A.      Risk Factors.

        As of September 30, 2007, there have been no material changes in the discussion pertaining to risk factors as disclosed in the Company’s Form 10-K for the year ended December 31, 2006.

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

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARKSTON FINANCIAL CORPORATION /s/ Edwin L. Adler —————————————— Edwin L. Adler Chairman of the Board and Chief Executive Officer

/s/ James W. Distelrath —————————————— James W. Distelrath Chief Financial Officer

DATE: November 14, 2007

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